Form 10-Q
period 1995-03-31
VISTA RESOURCES INC
filed 1995-05-15
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1995
                                        --------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -----------------

         Commission File Number 1-5091
                                ------

- --------------------------------------------------------------------------------

                             VISTA RESOURCES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     13-1988043
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                        ONE ATLANTIC CENTER, SUITE 5000
             1201 W. PEACHTREE STREET, N.W., ATLANTA, GEORGIA 30309
             ------------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 404-815-2000
                                                            ------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X                           No
                    ---------                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1995, there were 3,762,464 shares of Common Stock, Par Value $2.50 per share outstanding.

                     VISTA RESOURCES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - March 31, 1995 and December 31, 1994

                 Condensed Consolidated Statements of Income
                 - for three months ended March 31, 1995 and March 31, 1994

                 Condensed Consolidated Statements of Cash Flows
                 - for three months ended March 31, 1995 and March 31, 1994

                 Notes to Condensed Consolidated Financial Statements



            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.    OTHER INFORMATION

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 6.  Exhibits and Reports on Forms 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                              March 31,      December 31,
                                                                                                1995            1994
                                                                                              ---------      -----------
ASSETS
Non-Insurance Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .               $    933         $  4,335
  Investments available for sale  . . . . . . . . . . . . . . . . . . . . . . .                 10,291            9,884
  Receivables, less allowance of $450 . . . . . . . . . . . . . . . . . . . . .                 18,452           16,220
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,682           20,543
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    245              333
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,229            1,432
                                                                                              -------------------------
   Total Non-Insurance Current Assets   . . . . . . . . . . . . . . . . . . . .                 54,832           52,747
                                                                                              -------------------------

Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 27,731           27,529
  Less Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . .                (12,587)         (12,561)
                                                                                              -------------------------
  Net Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . .                 15,144           14,968
                                                                                              -------------------------

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    279              234
                                                                                              -------------------------

   Total Non-Insurance Assets   . . . . . . . . . . . . . . . . . . . . . . . .                 70,255           67,949
   Total Insurance Assets (Detail below)  . . . . . . . . . . . . . . . . . . .                101,468           90,777
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $171,723         $158,726
                                                                                              =========================

Insurance Assets
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 58,494         $ 57,497
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,345            6,111
  Premiums receivable, less allowance of $200 . . . . . . . . . . . . . . . . .                 16,168            2,972
  Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9,538           13,039
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .                  2,024            1,429
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,330            1,917
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,547            1,749
  Intangibles, principally goodwill, less amortization of $603; 1994, $562  . .                  6,022            6,063
                                                                                              -------------------------
   Total Insurance Assets   . . . . . . . . . . . . . . . . . . . . . . . . . .               $101,468         $ 90,777
                                                                                              -------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                   (Dollars in thousands, except share data)
- --------------------------------------------------------------------------------

                                                                                              March 31,      December 31,
                                                                                                1995            1994
                                                                                              ---------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Insurance Liabilities
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 14,250         $ 11,750
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .                  7,446            8,490
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    967            1,014
  Long-term liabilities due within one year . . . . . . . . . . . . . . . . . .                  1,050            1,026
                                                                                              -------------------------
   Total Non-Insurance Current Liabilities  . . . . . . . . . . . . . . . . . .                 23,713           22,280

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    464              588
Long-term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,296           14,445
                                                                                              -------------------------
   Total Non-Insurance Liabilities    . . . . . . . . . . . . . . . . . . . . .                 38,473           37,313
   Total Insurance Liabilities (Detail below)   . . . . . . . . . . . . . . . .                 65,200           57,091
                                                                                              -------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                103,673           94,404
                                                                                              -------------------------



Stockholders' Equity
  Preference Stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common Stock, $2.50 par value:
   authorized 20,000,000 shares; issued 3,831,670 shares  . . . . . . . . . . .                  9,579            9,579
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .                 14,374           14,374
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 45,633           44,188
  Unrealized losses on investments  . . . . . . . . . . . . . . . . . . . . . .                   (186)          (2,469)
  Treasury stock - at cost: 69,246 shares;  . . . . . . . . . . . . . . . . . .                 (1,350)          (1,350)
                                                                                              -------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 68,050           64,322
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $171,723         $158,726
                                                                                              =========================


Insurance Liabilities
  Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . . . .               $ 35,292         $ 37,826
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25,794           13,476
  Commissions and other payables  . . . . . . . . . . . . . . . . . . . . . . .                  2,437            4,128
  Reinsurance payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,472            1,451
  Accrued income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .                    205              210
                                                                                              -------------------------
   Total Insurance Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .               $ 65,200         $ 57,091
                                                                                              -------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                                                               For Three Months Ended
                                                                                              March 31,       March 31,
                                                                                                1995            1994
                                                                                              ---------       ---------
LEATHER OPERATIONS
  Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 26,840         $ 28,525
                                                                                              -------------------------

  Costs and Expenses
   Cost of sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,874           25,070
   Selling and administrative expenses  . . . . . . . . . . . . . . . . . . . .                  1,661            1,638
                                                                                              -------------------------
   Total costs and expenses   . . . . . . . . . . . . . . . . . . . . . . . . .                 25,535           26,708
                                                                                              -------------------------
   Income from Leather Operations Before Interest
     Expense and Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .               $  1,305         $  1,817
                                                                                              -------------------------

INSURANCE OPERATIONS
  Revenues
   Net earned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  9,919         $  9,391
   Net investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,137              763
                                                                                              -------------------------
   Total insurance revenues   . . . . . . . . . . . . . . . . . . . . . . . . .                 11,056           10,154
                                                                                              -------------------------

  Costs and Expenses
   Losses and loss adjustment expenses  . . . . . . . . . . . . . . . . . . . .                  7,139            6,354
   Commission and underwriting expenses   . . . . . . . . . . . . . . . . . . .                  2,262            2,111
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . .                     41               47
                                                                                              -------------------------
   Total costs and expenses   . . . . . . . . . . . . . . . . . . . . . . . . .                  9,442            8,512
                                                                                              -------------------------
   Income from Insurance Operations Before Interest
     Expense and Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .               $  1,614         $  1,642
                                                                                              -------------------------

CORPORATE INCOME AND EXPENSES
  Investment Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    199         $     90
  General and Administrative Expenses . . . . . . . . . . . . . . . . . . . . .                    556              596
                                                                                              -------------------------
   Net Corporate Expenses Before Interest
     Expense and Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .               $   (357)        $   (506)
                                                                                              -------------------------

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES . . . . . . . . . . . . . . . .                  2,562            2,953
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    547              314
                                                                                              -------------------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,015            2,639
Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    570              837
                                                                                              -------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  1,445         $  1,802
                                                                                              =========================

PER SHARE:
   NET INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    .37         $    .47
                                                                                              -------------------------

Common shares and equivalents   . . . . . . . . . . . . . . . . . . . . . . . .                  3,865            3,865
                                                                                              =========================



See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                               For Three Months Ended
                                                                                              March 31,       March 31,
                                                                                                1995            1994
                                                                                              ---------       ---------
OPERATING ACTIVITIES
  Total Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ (4,714)        $ (1,827)
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                   (489)           1,449
                                                                                              -------------------------
     Net Cash Used in Operating Activities  . . . . . . . . . . . . . . . . . .                 (5,203)            (378)
                                                                                              -------------------------

INVESTING ACTIVITIES
  Non-Insurance
   Sales of available for sale investments  . . . . . . . . . . . . . . . . . .                      -               94
   Purchases of available for sale investments  . . . . . . . . . . . . . . . .                   (407)            (636)
   Purchases of property, plant and equipment   . . . . . . . . . . . . . . . .                   (656)            (761)
                                                                                              -------------------------
  Total Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,063)          (1,303)
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,623               70
                                                                                              -------------------------
     Net Cash Provided by (Used in) Investing Activities  . . . . . . . . . . .                    560           (1,233)
                                                                                              -------------------------

FINANCING ACTIVITIES
  Non-Insurance
   Net increase in notes payable  . . . . . . . . . . . . . . . . . . . . . . .                  2,500            2,500
   Payment of long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                   (261)            (166)
   Additional long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                    136               68
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . . .                      -              254
   Acquired shares for treasury   . . . . . . . . . . . . . . . . . . . . . . .                      -             (298)
                                                                                              -------------------------
  Total Non-Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,375            2,358
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                   (900)            (600)
                                                                                              -------------------------
     Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . . .                  1,475            1,758
                                                                                              -------------------------

Increase (Decrease) in Cash and Cash Equivalents
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (3,402)            (772)
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    234              919
                                                                                              -------------------------

Cash and Cash Equivalents, Beginning of Year
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,335            4,812
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,111            8,315
                                                                                              -------------------------

Cash and Cash Equivalents, End of Period
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    933         $  4,040
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  6,345         $  9,234
                                                                                              =========================



See accompanying Notes to Condensed Consolidated Financial Statements.

                     VISTA RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 1995


1. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Vista's Stock Option Plan. Fully diluted per share calculations are not significantly different from those reported.

2. MANDATORY CHANGES IN ACCOUNTING FOR INVESTMENTS:

   Effective January 1, 1994, Vista adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect on net income as of January 1, 1994 of adopting SFAS 115 for investments which previously were classified as held to maturity and are now classified as trading securities was immaterial. The balance of stockholders' equity as of January 1, 1994 was increased by $1,238,000, net of income taxes, to reflect the net unrealized gains on investments previously classified as held to maturity which are now classified as available for sale.

3. INVENTORIES:

   Inventories consisted of the following:

                                                                           MARCH 31,       DECEMBER 31,
(Dollars in thousands)                                                       1995              1994
- -------------------------------------------------------------------------------------------------------
Finished goods                                                             $  3,393         $  4,016
Work in progress                                                             12,065            9,213
Raw materials and supplies                                                    8,224            7,314
                                                                           --------         --------
                                                                           $ 23,682         $ 20,543
                                                                           ========         ========

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
(Dollars in thousands)                                                       1995             1994
- ----------------------------------------------------------------------------------------------------
Interest payments                                                          $    439         $    237
                                                                           --------         --------
Income tax payments                                                        $    601         $    344
                                                                           --------         --------

5. CAPITAL STOCK:

   During the first three months of 1995, there were no options exercised and Vista did not purchase any shares for its treasury.

   During the first three months of 1994, options for 17,550 shares of common stock were exercised at $8.50 per share, leaving 490,625 shares reserved in connection with Vista's stock option plans. Also, during the first three months of 1994, Vista purchased 13,069 shares of common stock for its treasury at a total cost of $298,000.

6. STATEMENT OF CASH FLOWS - INSURANCE:

   Cash flows of the insurance operations were as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
(Dollars in thousands)                                                       1995             1994
- ----------------------------------------------------------------------------------------------------
Operating activities
  Net cash provided by (used in) operating activities                      $   (489)        $  1,449
                                                                           --------         --------

Investing activities
  Sales of available for sale investments                                     1,827            8,294
  Purchases of available for sale investments                                  (204)          (8,224)
                                                                           --------         --------
   Net cash provided by investing activities                                  1,623               70
                                                                           --------         --------

Financing activities
  Dividends paid                                                               (900)            (600)
                                                                           --------         --------
   Net cash used in financing activities                                       (900)            (600)
                                                                           --------         --------

Increase in cash and cash equivalents                                           234              919
Cash and cash equivalents, beginning of year                                  6,111            8,315
                                                                           --------         --------

Cash and cash equivalents, end of period                                   $  6,345         $  9,234
                                                                           ========         ========

7. INSURANCE INVESTMENTS:

   Investments in securities at March 31, 1995 were as follows:

                                          COST OR           GROSS            GROSS         ESTIMATED
                                         AMORTIZED        UNREALIZED       UNREALIZED        FAIR
(Dollars in thousands)                     COST             GAINS            LOSSES          VALUE
- ----------------------------------------------------------------------------------------------------
Available For Sale
  Preferred stocks                       $  8,024         $      0         $   (184)        $  7,840
  Debt securities issued by state
   & political subdivisions                20,522              556              (79)          20,999
  Debt securities issued by the U.S.
   Treasury and other U.S. Government
     corporations & agencies               25,506              115             (332)          25,289
  Corporate debt securities                   300              119                0              419
                                         --------         --------         --------         --------
                                         $ 54,352         $    790         $   (595)        $ 54,547
                                         --------         --------         --------         --------

Held to Maturity
  Debt securities issued by state
   & political subdivisions              $  1,513         $      4         $    (18)        $  1,499
  Debt securities issued by the U.S.
   Treasury & other U.S. Government
   corporations & agencies                  1,640                9              (28)           1,621
  Corporate debt securities                   100                0              (11)              89
                                         --------         --------         --------         --------
                                         $  3,253         $     13         $    (57)        $  3,209
                                         --------         --------         --------         --------

Trading Securities
  Preferred stocks                       $    694         $      0         $      0         $    694
                                         --------         --------         --------         --------

   In accordance with SFAS 115, available for sale investments and trading securities are recorded at fair value and held to maturity investments are carried at cost.

8. PREMIUMS CEDED AND INSURANCE RECOVERIES:

   For the three months ended March 31, 1995, premiums ceded were $1,660,000 (1994, $1,519,000). Reinsurance recoveries in the first quarter of 1995 were $534,000 (1994, $1,273,000).

                            -----------------------

   The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Vista's 1994 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

   Leather Operations:

   Net sales of the leather operations decreased 5.9% in the first quarter of 1995 versus the comparable period of 1994, principally as a result of decreased volume of leather shipped to producers of shoes who were adversely impacted by weak winter months in the retail apparel markets due in part to mild winter weather. Sales to foreign customers, representing 30.1% of net sales in the first quarter of 1995, increased 21.2% over the first quarter of 1994. The leather operations' backlog of orders at March 31, 1995 was $49.5 million which was 28.5% higher than the amount of backlog at March 31, 1994. The backlog at March 31, 1995 includes $4.8 million related to a new product to be produced and shipped in the second half of 1995.

   The gross profit margin decreased to 4.9% of sales in the first quarter of 1995 from 6.4% in the comparable period of 1994, primarily due to the reduction in production volume and higher costs associated with start up of a new product in the first quarter of 1995.

   Selling and administrative expenses increased 1.4% in the first quarter of 1995 compared to the first quarter of 1994, representing 6.2% of net sales as compared to 5.7% a year ago. The increase of selling and administrative expenses as a percentage of net sales in the first quarter of 1995 was due to increases in selling costs associated with the higher level of foreign sales.

   Accounts receivable were higher, $18,238,000 at March 31, 1995, as compared to $16,220,000 at December 31, 1994, due principally to increased foreign sales and seasonal factors. During the first quarter of 1995, inventories increased 15.3%, from $20,543,000 at December 31, 1994 to $23,682,000 at March 31, 1995,
as a result of the new product start-up and delivery rescheduling in the first quarter of 1995.

   Capital expenditures were $616,000 in the first quarter of 1995, and it is expected that capital expenditures for the full year of 1995 will be approximately $1,600,000, not including approximately $1,000,000 of expenditures for environmental facilities. Depreciation expense for Vista in the first quarter of 1995 was $480,000 as compared to $426,000 in the comparable period of 1994.

   Insurance Operations:

   Net earned premiums in the first quarter of 1995 were $9,919,000, an increase of 5.6% as compared to the $9,391,000 reported in the first quarter of 1994. This increase was due to favorable premium adjustments on certain accounts associated with claims and to a new customer. Net premiums written for the first quarters of 1995 and 1994 were approximately $22,237,000 and $24,045,000, respectively. Investment income was $1,137,000 in the first quarter of 1995, including $149,000 of pre-tax capital gains, and was $763,000 in the first quarter of 1994, which included $88,000 of pre-tax capital losses. Investment income, before the impact of capital gains and losses, increased 15.3% in 1995 as compared to 1994, due to higher yields.

   Total losses and loss adjustment expenses for the first quarter of 1995 were $7,139,000 compared to $6,354,000 for the comparable period of 1994, an increase of 12.4%. The increase was due to unusually high claims in March 1995 and the fact that the first quarter of 1994 included an unusually low level of claims.

   The increases from December 31, 1994 to March 31, 1995 of both premiums receivable (from $2,972,000 to $16,168,000) and unearned premiums (from $13,476,000 to $25,794,000) are seasonal and result from writing a significant amount of premiums during the first quarter which will be earned during the remainder of the year. Premiums receivable at March 31, 1995 were 1.0% below the level at March 31, 1994.

   Corporate Income and Expense:

   Investment income in the first quarter of 1995 was $199,000 as compared to $90,000 in the comparable quarter of 1994. There were no capital gains from sales of securities in the first quarter of 1995 or 1994.

   General and administrative expenses in the first quarter of 1995 were approximately 6.7% less than the comparable period in 1994 due to expense reductions in 1995.

   Interest expense increased from $314,000 in the first quarter of 1994 to $547,000 in the first quarter of 1995, due principally to interest rate increases and additional borrowings by Vista's leather subsidiaries which were used to finance higher levels of receivables.

   In the first quarter of 1994, Vista adopted Statement of Financial Accounting Standard No. 115 ("SFAS 115"), which changed the accounting and reporting for investments in certain debt and equity securities. The cumulative effect of adopting SFAS 115 was to increase equity by $1,238,000 as of January 1, 1994 for the unrealized gains, net of tax, on investments previously classified as held to maturity which are now classified as available for sale. The cumulative effect on net income as of January 1, 1994 from investments which were classified as held to maturity and are now classified as trading securities was immaterial.

   Vista's financial statements are accounted for on the basis of historical cost. While it is difficult to measure the impact of inflation, management believes that the effects of inflation on Vista have not been significant. To the extent that inflationary pressures have an adverse effect through higher raw material and asset replacement costs, Vista will attempt to minimize these effects through cost reductions and productivity improvements, as well as price increases.

LIQUIDITY AND CORPORATE DEVELOPMENT:

   Vista's non-insurance cash and cash equivalents and investments at March 31, 1995 were $11,224,000 compared to $14,219,000 at December 31, 1994 and
$8,564,000 at March 31, 1994. The non-insurance current ratio was 2.3 to 1 at March 31, 1995 and 2.4 to 1.0 at December 31, 1994, as compared to 2.0 to 1 at March 31, 1994.

   At March 31, 1995, American Southern had $64,839,000 of cash and cash equivalents and investments, as compared to $63,608,000 at December 31, 1994. American Southern has historically provided positive cash flow.

   In March 1995, Vista's leather operations amended its agreement for short-term borrowings to support working capital. The amended agreement provides the leather operations with additional borrowing capacity of $5,000,000 at comparable terms and rates as the previous agreement.

   Management believes that Vista and its subsidiaries have adequate liquidity and borrowing capacity to meet obligations when due.

   Vista's corporate development goal is to maximize stockholder value. In this regard, management continuously considers and evaluates various courses of action including, but not limited to, mergers, acquisitions and dispositions.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on April 29, 1995, at which time stockholders were asked to elect the Directors for the ensuing year. The nominees received the following votes:

                 NOMINEES                                                  FOR             WITHHELD
                 --------                                                  ---             --------
                 J. B. Fuqua                                            3,440,306            8,080
                 J. Rex Fuqua                                           3,441,148            7,238
                 W. Clay Hamner                                         3,441,558            6,828
                 Frank W. Hulse IV                                      3,441,558            6,828
                 Richard C. Larochelle                                  3,441,758            6,628
                 Samuel W. Norwood III                                  3,441,758            6,628
                 Clark L. Reed, Jr.                                     3,440,798            7,588
                 D. Raymond Riddle                                      3,442,318            6,068
                 Roy S. Thompson, Jr.                                   3,441,488            6,898

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
 DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
OF EXHIBIT IN                DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
THIS FORM 10-K                  EXHIBITS                              COMMISSION                      DOCUMENT
- --------------   --------------------------------------    -------------------------------      -------------------
    3(a)         Restated Certificate of Incorporation     Annual Report on Form 10-K           Exhibit 3(a)
                 and Amendments thereto of Vista           for the year ended December 31,
                                                           1989

    3(b)         Bylaws of Vista                           Annual Report on Form 10-K           Exhibit 3(b)
                                                           for the year ended December 31,
                                                           1989

    4(a)         Revolving Credit and Loan Agreement       Quarterly Report on Form 10-Q        Exhibit 4(a)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company                March 31, 1994
                 ("Borrower") dated April 5, 1994

    4(b)         First Amendment to Revolving Credit and
                 Loan Agreement between Fleet Bank of
                 Maine ("Lender") and Irving Tanning
                 Company ("Borrower") dated September 15,
                 1994

    4(c)         Second Amendment to Revolving Credit and
                 Loan Agreement between Fleet Bank of
                 Maine ("Lender") and Irving Tanning
                 Company ("Borrower") dated November 23,
                 1994

    4(d)         Third Amendment to Revolving Credit and
                 Loan Agreement between Fleet Bank of
                 Maine ("Lender") and Irving Tanning
                 Company ("Borrower") dated March 28,
                 1995

                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
 DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
OF EXHIBIT IN                DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
THIS FORM 10-K                  EXHIBITS                              COMMISSION                      DOCUMENT
- --------------   --------------------------------------    -------------------------------      -------------------
    4(e)         Term Note between Fleet Bank of Maine     Quarterly Report on Form 10-Q        Exhibit 4(b)
                 ("Lender") and Irving Tanning Company     for the three months ended
                 ("Borrower") dated April 5, 1994          March 31, 1994

    4(f)         First Amendment to Promissory Note
                 between Fleet Bank of Maine ("Lender")
                 and Irving Tanning Company ("Borrower")
                 dated September 15, 1994

    4(g)         Second Amendment to Promissory Note
                 between Fleet Bank of Maine ("Lender")
                 and Irving Tanning Company ("Borrower")
                 dated November 23, 1994

    4(h)         Third Amendment to Promissory Note
                 between Fleet Bank of Maine ("Lender")
                 and Irving Tanning Company ("Borrower")
                 dated March 28, 1995

    4(i)         Security Agreement dated April 5, 1994    Quarterly Report on Form 10-Q        Exhibit 4(c)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company ("Borrower")   March 31, 1994

    4(j)         Limited Guaranty dated March 29, 1995
                 between Fleet Bank of Maine ("Lender"),
                 Irving Tanning Company ("Borrower") and
                 Seagrave Leather Corporation ("Guarantor")

    4(k)         Limited Guaranty dated March 29, 1995
                 between Fleet Bank of Maine ("Lender"),
                 Irving Tanning Company ("Borrower") and
                 Kroy Tanning Company, Incorporated
                 ("Guarantor")

    4(l)         Agreement between Town of Hartland,       Quarterly Report on Form 10-Q        Exhibit 4(d)
                 Maine and Irving Tanning Company          for the three months ended
                 dated September 26, 1994 related to       September 30, 1994
                 General Obligations Bonds

    10(a)        Management Agreement between              Annual Report on Form 10-K           Exhibit 10(b)
                 Vista and Fuqua National Corporation      for the year ended December 31,
                 dated April 10, 1989                      1989

    10(b)        Assignment to Fuqua Capital Corpo-        Annual Report on Form 10-K           Exhibit 10(b)(1)
                 ration of the Management Agreement        for the year ended December 31,
                 between Vista and Fuqua National          1990
                 Corporation

    10(c)        First Amendment to Management Agree-      Quarterly Report on Form 10-Q        Exhibit 10(b)(2)
                 ment between Fuqua Capital Corpo-         for the three months ended
                 ration and Vista dated September 14,      September 30, 1994
                 1994

                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
 DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
OF EXHIBIT IN                DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
THIS FORM 10-K                  EXHIBITS                              COMMISSION                      DOCUMENT
- --------------   --------------------------------------    -------------------------------      -------------------
    10(d)*       1989 Stock Option Plan of Vista           Annual Report on Form 10-K              Exhibit 10(c)
                                                           for the year ended December 31,
                                                           1989

    10(e)*       1992 Stock Option Plan                    Registration Statement on Form          Exhibit 28
                                                           S-8 (Registration No. 33-54164)

    10(f)*       Employment Agreement and amend-           Annual Report on Form 10-K              Exhibit 10(e)
                 ments thereto through December 15, 1989   for the year ended December 31,
                 between Richard C. Larochelle and         1992
                 Irving Tanning Company, a subsidiary
                 of Vista

    10(g)*       Employment Agreement between Roy S.       Annual Report on Form 10-K              Exhibit 10(f)
                 Thompson, Jr. dated October 11, 1991      for the year ended December 31,
                 and American Southern, a subsidiary       1992
                 of Vista

    10(h)        Lease Agreement between Vista (Lessee)    Annual Report on Form 10-K              Exhibit 10(f)
                 and Sumitomo Life Realty (N.Y.) Inc.      for the year ended December 31,
                 (Lessor) dated January 17, 1990           1990

    10(i)        First Amendment to the Lease Agreement    Annual Report on Form 10-K           Exhibit 10(g)
                 between Vista (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1990
                 dated September 6, 1990

    10(j)        Second Amendment to Lease Agreement       Annual Report on Form 10-K           Exhibit 10(p)
                 between Vista (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1991
                 dated February 21, 1992

    10(k)        Third Amendment to Lease Agreement        Quarterly Report on Form 10-Q        Exhibit 10(i)(1)
                 between Vista (Lessee) and Sumitomo       for the three months ended
                 Life Realty (N.Y.) Inc. (Lessor)          September 30, 1994
                 dated October 28, 1994

    10(l)        Sublease Agreement between Vista          Annual Report on Form 10-K           Exhibit 10(l)
                 and Fuqua Capital Corporation,            for the year ended December 31,
                 dated October 31, 1994                    1994

    10(m)        Stock Purchase Agreement dated            Interim Report on Form 8-K           Exhibit 2(i)
                 September 17, 1991, among Vista,          for the month of October 1991
                 Concorde Finance & Investment, Inc.,
                 InterRedec, Inc., InterRedec
                 Southern Company, Inc. and American
                 Southern

    10(n)        Non-negotiable Promissory Note,           Interim Report on Form 8-K           Exhibit 10(i)
                 dated October 11, 1991, between Vista     for the month of October 1991
                 and InterRedec Southern Company, Inc.

    10(o)        Stock Pledge and Security Agreement,      Interim Report on Form 8-K           Exhibit 10(ii)
                 dated October 11, 1991, between Vista     for the month of October 1991
                 and InterRedec Southern Company, Inc.

                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
 DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
OF EXHIBIT IN                DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
THIS FORM 10-K                  EXHIBITS                              COMMISSION                      DOCUMENT
- --------------   --------------------------------------    -------------------------------      -------------------
    10(p)        Lease Agreement between American          Annual Report on Form 10-K           Exhibit 10(n)
                 Southern (Lessee) and Northcreek          for the year ended December 31,
                 Associates (Lessor) dated July 10,        1991
                 1989

    10(q)        First Amendment to Lease Agreement        Annual Report on Form 10-K           Exhibit 10(o)
                 between American Southern (Lessee)        for the year ended December 31,
                 and Northcreek Associates (Lessor)        1991
                 dated April 23, 1990

    10(r)        Lease Agreement between Empire State      Annual Report on Form 10-K           Exhibit 10(q)
                 Building Company (Lessor) and Vista       for the year ended December 31,
                 Resources, Inc. (Lessee) dated March 1,   1993
                 1993 along with Lease Modification
                 Agreement and Space Deletion Agree-
                 ment dated February 18, 1994

    27           Financial Data Schedules (for SEC use only)
                 27.1         Consolidated Totals
                 27.2         Article 5
                 27.3         Article 7



- ---------------------------

  (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VISTA RESOURCES, INC.
                                               REGISTRANT



                                         /s/ Brady W. Mullinax, Jr.
                                         ---------------------------------------
                                         Brady W. Mullinax, Jr., Vice President-
                                         Finance, Treasurer and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer and Executive
                                         Officer duly authorized to sign on
                                         behalf of the registrant)





Date:  May 15, 1995

                            VISTA RESOURCES, INC.
                    FILED WITH FORM 10-Q QUARTERLY REPORT

                                EXHIBIT INDEX

                                MARCH 31, 1995

                                                                                EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                           ---------------------------------------------------
             DESIGNATION                                                   DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
            OF EXHIBIT IN           DESCRIPTION OF                          WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
            THIS FORM 10-Q             EXHIBITS                                    COMMISSION                    DOCUMENT
            --------------   ------------------------------                -----------------------------  ---------------------
                  3(a)       Restated Certificate of Incorporation         Annual Report on Form 10-K        Exhibit 3(a)
                             and Amendments thereto of Vista               for the year ended December 31,
                                                                           1989

                  3(b)       Bylaws of Vista                               Annual Report on Form 10-K        Exhibit 3(b)
                                                                           for the year ended December 31,
                                                                           1989

                  4(a)       Revolving Credit and Loan Agreement           Quarterly Report on Form 10-Q     Exhibit 4(a)
                             between Fleet Bank of Maine ("Lender")        for the three months ended
                             and Irving Tanning Company                    March 31, 1994
                             ("Borrower") dated April 5, 1994

                  4(b)       First Amendment to Revolving Credit and
                             Loan Agreement between Fleet Bank of
                             Maine ("Lender") and Irving Tanning
                             Company ("Borrower") dated September 15,
                             1994

                  4(c)       Second Amendment to Revolving Credit and
                             Loan Agreement between Fleet Bank of
                             Maine ("Lender") and Irving Tanning
                             Company ("Borrower") dated November 23,
                             1994

                  4(d)       Third Amendment to Revolving Credit and
                             Loan Agreement between Fleet Bank of
                             Maine ("Lender") and Irving Tanning
                             Company ("Borrower") dated March 28,
                             1995

                  4(e)       Term Note between Fleet Bank of Maine         Quarterly Report on Form 10-Q     Exhibit 4(b)
                             ("Lender") and Irving Tanning Company         for the three months ended
                             ("Borrower") dated April 5, 1994              March 31, 1994

                  4(f)       First Amendment to Promissory Note
                             between Fleet Bank of Maine ("Lender")
                             and Irving Tanning Company ("Borrower")
                             dated September 15, 1994

                  4(g)       Second Amendment to Promissory Note
                             between Fleet Bank of Maine ("Lender")
                             and Irving Tanning Company ("Borrower")
                             date November 23, 1994

                  4(h)       Third Amendment to Promissory Note
                             between Fleet Bank of Maine ("Lender")
                             and Irving Tanning Company ("Borrower")
                             dated March 28, 1995


                                                                          EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                ------------------------------------------------------------
    DESIGNATION                                                   DOCUMENT WITH WHICH EXHIBIT           DESIGNATION OF SUCH
   OF EXHIBIT IN           DESCRIPTION OF                          WAS PREVIOUSLY FILED WITH              EXHIBIT IN THAT
   THIS FORM 10-Q             EXHIBITS                                    COMMISSION                         DOCUMENT
   -------------- ------------------------------                -----------------------------         ----------------------
        4(i)      Security Agreement dated April 5, 1994        Quarterly Report on Form 10-Q         Exhibit 4(c)
                  between Fleet Bank of Maine ("Lender")        for the three months ended
                  and Irving Tanning Company ("Borrower")       March 31, 1994

        4(j)      Limited Guaranty dated March 29, 1995
                  between Fleet Bank of Maine ("Lender"),
                  Irving Tanning Company ("Borrower") and
                  Seagrave Leather Corporation ("Guarantor")

        4(k)      Limited Guaranty dated March 29, 1995
                  between Fleet Bank of Maine ("Lender"),
                  Irving Tanning Company ("Borrower") and
                  Kroy Tanning Company, Incorporated
                  ("Guarantor")

        4(l)      Agreement between Town of Hartland,           Quarterly Report on Form 10-Q         Exhibit 4(d)
                  Maine and Irving Tanning Company              for the three months ended
                  September 26, 1994 related to                 September 30, 1994
                  General Obligations Bonds

        10(a)     Management Agreement between                  Annual Report on Form 10-K            Exhibit 10(b)
                  Vista and Fuqua National Corporation          for the year ended December 31,
                  dated April 10, 1989                          1989

        10(b)     Assignment to Fuqua Capital Corpo-            Annual Report on Form 10-K            Exhibit 10(b)(1)
                  ration of the Management Agreement            for the year ended December 31,
                  between Vista and Fuqua National              1990
                  Corporation

        10(c)     First Amendment to Management Agree-          Quarterly Report on Form 10-Q         Exhibit 10(b)(2)
                  ment between Fuqua Capital Corpo-             for the three months ended
                  ration and Vista dated September 14,          September 30, 1994
                  1994

        10(d)     1989 Stock Option Plan of Vista               Annual Report on Form 10-K            Exhibit 10(c)
                                                                for the year ended December 31,
                                                                1989

        10(e)     1992 Stock Option Plan                        Registration Statement on Form        Exhibit 28
                                                                S-8 (Registration No. 33-54164)

        10(f)     Employment Agreement and amend-               Annual Report on Form 10-K            Exhibit 10(e)
                  ments thereto through December 15, 1989       for the year ended December 31,
                  between Richard C. Larochelle and             1992
                  Irving Tanning Company, a subsidiary
                  of Vista

        10(g)     Employment Agreement between Roy S.           Annual Report on Form 10-K            Exhibit 10(f)
                  Thompson, Jr. dated October 11, 1991          for the year ended December 31,
                  and American Southern, a subsidiary           1992
                  of Vista

        10(h)     Lease Agreement between Vista (Lessee)        Annual Report on Form 10-K            Exhibit 10(f)
                  and Sumitomo Life Realty (N.Y.) Inc.          for the year ended December 31,
                  (Lessor) dated January 17, 1990               1990

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                              --------------------------------------------------------
    DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
   OF EXHIBIT IN                DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
   THIS FORM 10-K                  EXHIBITS                              COMMISSION                      DOCUMENT
   --------------   --------------------------------------    -------------------------------      -------------------
       10(i)        First Amendment to the Lease Agreement    Annual Report on Form 10-K           Exhibit 10(g)
                    between Vista (Lessee) and Sumitomo       for the year ended December 31,
                    Life Realty (N.Y.) Inc. (Lessor)          1990
                    dated September 6, 1990

       10(j)        Second Amendment to Lease Agreement       Annual Report on Form 10-K           Exhibit 10(p)
                    between Vista (Lessee) and Sumitomo       for the year ended December 31,
                    Life Realty (N.Y.) Inc. (Lessor)          1991
                    dated February 21, 1992

       10(k)        Third Amendment to Lease Agreement        Quarterly Report on Form 10-Q        Exhibit 10(i)(1)
                    between Vista (Lessee) and Sumitomo       for the three months ended
                    Life Realty (N.Y.) Inc. (Lessor)          September 30, 1994
                    dated October 28, 1994

       10(l)        Sublease Agreement between Vista          Annual Report on Form 10-K           Exhibit 10(l)
                    and Fuqua Capital Corporation,            for the year ended December 31,
                    dated October 31, 1994                    1994

       10(m)        Stock Purchase Agreement dated            Interim Report on Form 8-K           Exhibit 2(i)
                    September 17, 1991, among Vista,          for the month of October 1991
                    Concorde Finance & Investment, Inc.,
                    InterRedec, Inc., InterRedec
                    Southern Company, Inc. and American
                    Southern

       10(n)        Non-negotiable Promissory Note,           Interim Report on Form 8-K           Exhibit 10(i)
                    dated October 11, 1991, between Vista     for the month of October 1991
                    and InterRedec Southern Company, Inc.

       10(o)        Stock Pledge and Security Agreement,      Interim Report on Form 8-K           Exhibit 10(ii)
                    dated October 11, 1991, between Vista     for the month of October 1991
                    and InterRedec Southern Company, Inc.

       10(p)        Lease Agreement between American          Annual Report on Form 10-K           Exhibit 10(n)
                    Southern (Lessee) and Northcreek          for the year ended December 31,
                    Associates (Lessor) dated July 10,        1991
                    1989

       10(q)        First Amendment to Lease Agreement        Annual Report on Form 10-K           Exhibit 10(o)
                    between American Southern (Lessee)        for the year ended December 31,
                    and Northcreek Associates (Lessor)        1991
                    dated April 23, 1990

       10(r)        Lease Agreement between Empire State      Annual Report on Form 10-K           Exhibit 10(q)
                    Building Company (Lessor) and Vista       for the year ended December 31,
                    Resources, Inc. (Lessee) dated March 1,   1993
                    1993 along with Lease Modification
                    Agreement and Space Deletion Agree-
                    ment dated February 18, 1994

       27           Financial Data Schedules  (for SEC use only)
                    27.1         Consolidated Totals
                    27.2         Article 5
                    27.3         Article 7