Form 10-Q
period 1995-06-30
VISTA RESOURCES INC
filed 1995-08-14
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1995
                                        -----------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    -------------------

         Commission File Number 1-5091
                                ------

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

                   Yes    X                    No
                       -------                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1995, there were 3,772,619 shares of Common Stock, Par Value $2.50 per share outstanding.

                     VISTA RESOURCES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - June 30, 1995 and December 31, 1994

                 Condensed Consolidated Statements of Income
                 - for three months and six months ended June 30, 1995 and June
                   30, 1994

                 Condensed Consolidated Statements of Cash Flows
                 - for six months ended June 30, 1995 and June 30, 1994

                 Notes to Condensed Consolidated Financial Statements


            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Forms 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                1995            1994
                                                                                             ---------       -----------
ASSETS
Non-Insurance Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .              $   5,166        $   4,335
  Investments available for sale  . . . . . . . . . . . . . . . . . . . . . . .                  8,306            9,884
  Receivables, less allowance of $450 . . . . . . . . . . . . . . . . . . . . .                 20,708           16,220
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,730           20,543
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    400              333
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,018            1,432
                                                                                             --------------------------
   Total Non-Insurance Current Assets   . . . . . . . . . . . . . . . . . . . .                 59,328           52,747
                                                                                             --------------------------

Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 27,946           27,529
  Less Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . .                (12,711)         (12,561)
                                                                                             --------------------------
  Net Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . .                 15,235           14,968
                                                                                             --------------------------

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    134              234
                                                                                             --------------------------

   Total Non-Insurance Assets   . . . . . . . . . . . . . . . . . . . . . . . .                 74,697           67,949
   Total Insurance Assets (Detail below)  . . . . . . . . . . . . . . . . . . .                 99,407           90,777
                                                                                             --------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 174,104        $ 158,726
                                                                                             ==========================


Insurance Assets
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  59,351        $  57,497
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,901            6,111
  Premiums receivable, less allowance of $200 . . . . . . . . . . . . . . . . .                 12,118            2,972
  Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10,759           13,039
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .                  2,012            1,429
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    757            1,917
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,528            1,749
  Intangibles, principally goodwill, less amortization of $644; 1994, $562  . .                  5,981            6,063
                                                                                             --------------------------
   Total Insurance Assets   . . . . . . . . . . . . . . . . . . . . . . . . . .              $  99,407        $  90,777
                                                                                             --------------------------





See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                   (Dollars in thousands, except share data)


                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                1995            1994
                                                                                             ---------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Insurance Liabilities
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  18,250        $  11,750
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .                  6,525            8,490
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     59            1,014
  Long-term liabilities due within one year . . . . . . . . . . . . . . . . . .                  1,050            1,026
                                                                                             --------------------------
   Total Non-Insurance Current Liabilities  . . . . . . . . . . . . . . . . . .                 25,884           22,280

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    644              588
Long-term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,186           14,445
                                                                                             --------------------------
   Total Non-Insurance Liabilities    . . . . . . . . . . . . . . . . . . . . .                 40,714           37,313
   Total Insurance Liabilities (Detail below)   . . . . . . . . . . . . . . . .                 62,952           57,091
                                                                                             --------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                103,666           94,404
                                                                                             --------------------------



Stockholders' Equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares;
   issued 3,837,670 shares; 1994, 3,831,670 shares  . . . . . . . . . . . . . .                  9,594            9,579
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .                 14,434           14,374
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 47,452           44,188
  Unrealized gains (losses) on investments  . . . . . . . . . . . . . . . . . .                    308           (2,469)
  Treasury stock - at cost: 69,246 shares . . . . . . . . . . . . . . . . . . .                 (1,350)          (1,350)
                                                                                             --------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 70,438           64,322
                                                                                             --------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .              $ 174,104        $ 158,726
                                                                                             ==========================



Insurance Liabilities
  Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . . . .              $  36,827        $  37,826
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 21,402           13,476
  Commissions and other payables  . . . . . . . . . . . . . . . . . . . . . . .                  3,217            4,128
  Reinsurance payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,560            1,451
  Accrued income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .                    (54)             210
                                                                                             --------------------------
   Total Insurance Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .              $  62,952        $  57,091
                                                                                             --------------------------




See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                     (In Thousands, Except Per Share Data)

                                                                 FOR THREE MONTHS ENDED          FOR SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                        --------                       --------
                                                                  1995           1994             1995          1994
                                                                  ----           ----             ----          ----
LEATHER OPERATIONS:
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .       $ 37,732       $ 34,780         $ 64,572       $63,305
                                                                ------------------------------------------------------

  Costs and Expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . .         32,870         29,955           56,744        55,025
   Selling and administrative expenses  . . . . . . . . .          2,279          1,902            3,940         3,540
                                                                ------------------------------------------------------
   Total costs and expenses   . . . . . . . . . . . . . .         35,149         31,857           60,684        58,565
                                                                ------------------------------------------------------
   Income from Leather Operations Before Interest
     Expense and Income Taxes   . . . . . . . . . . . . .       $  2,583       $  2,923         $  3,888       $ 4,740
                                                                ======================================================

INSURANCE OPERATIONS:
  Revenues:
   Net earned premiums  . . . . . . . . . . . . . . . . .       $  9,390       $  9,020         $ 19,309       $18,411
   Net investment income  . . . . . . . . . . . . . . . .          1,004            970            2,141         1,733
                                                                ------------------------------------------------------
   Total insurance revenues   . . . . . . . . . . . . . .         10,394          9,990           21,450        20,144
                                                                ------------------------------------------------------

  Costs and Expenses:
   Losses and loss adjustment expenses  . . . . . . . . .          6,884          6,664           14,023        13,018
   Commission and underwriting expenses   . . . . . . . .          2,327          2,191            4,589         4,302
   Amortization of intangibles  . . . . . . . . . . . . .             41             47               82            94
                                                                ------------------------------------------------------
   Total costs and expenses   . . . . . . . . . . . . . .          9,252          8,902           18,694        17,414
                                                                ------------------------------------------------------
   Income from Insurance Operations Before Interest
     Expense and Income Taxes   . . . . . . . . . . . . .       $  1,142       $  1,088         $  2,756       $ 2,730
                                                                ======================================================

CORPORATE INCOME AND EXPENSE:
  Investment Income . . . . . . . . . . . . . . . . . . .       $    167       $     94         $    366       $   184
  General and Administrative Expenses . . . . . . . . . .            555            621            1,111         1,217
                                                                ------------------------------------------------------
   Net Corporate Expense Before Interest Expense
     and Income Taxes   . . . . . . . . . . . . . . . . .       $   (388)      $   (527)        $   (745)      $(1,033)
                                                                ======================================================

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES  . . . . . . . . . . . . . . . . . . .       $  3,337       $  3,484         $  5,899       $ 6,437
Interest Expense  . . . . . . . . . . . . . . . . . . . .            688            340            1,235           654
                                                                ------------------------------------------------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .          2,649          3,144            4,664         5,783
Income Taxes  . . . . . . . . . . . . . . . . . . . . . .            830          1,025            1,400         1,862
                                                                ------------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .       $  1,819       $  2,119         $  3,264       $ 3,921
                                                                ======================================================

PER SHARE:
  NET INCOME  . . . . . . . . . . . . . . . . . . . . . .       $    .47       $    .55         $    .85       $  1.02
                                                                ======================================================

Common shares and equivalents . . . . . . . . . . . . . .          3,857          3,859            3,861         3,862
                                                                ======================================================





See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     VISTA RESOURCES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



                                                                                                FOR SIX MONTHS ENDED
                                                                                              JUNE 30,         JUNE 30,
                                                                                                1995             1994
                                                                                              --------        ---------
OPERATING ACTIVITIES
  Total Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ (6,599)       $  (3,401)
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                    917            2,255
                                                                                              -------------------------
     Net Cash Used in Operating Activities  . . . . . . . . . . . . . . . . . .                 (5,682)          (1,146)
                                                                                              -------------------------

INVESTING ACTIVITIES
  Non-Insurance
   Sales of available for sale investments  . . . . . . . . . . . . . . . . . .                  2,625               94
   Purchases of available for sale investments  . . . . . . . . . . . . . . . .                   (375)            (636)
   Purchases of property, plant and equipment   . . . . . . . . . . . . . . . .                 (1,160)          (1,435)
                                                                                              -------------------------
  Total Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,090           (1,977)
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,673            1,874
                                                                                              -------------------------
     Net Cash Provided by (Used in) Investing Activities  . . . . . . . . . . .                  2,763             (103)
                                                                                              -------------------------

FINANCING ACTIVITIES
  Non-Insurance
   Net increase in notes payable  . . . . . . . . . . . . . . . . . . . . . . .                  6,500            3,000
   Payment of long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                   (464)               -
   Additional long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                    229              924
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . . .                     75              295
   Acquired shares for treasury   . . . . . . . . . . . . . . . . . . . . . . .                      -             (310)
                                                                                              -------------------------
  Total Non-Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,340            3,909
  Total Insurance (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,800)          (1,200)
                                                                                              -------------------------
     Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . . .                  4,540            2,709
                                                                                              -------------------------

Increase (Decrease) in Cash and Cash Equivalents
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    831           (1,469)
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    790            2,929
                                                                                              -------------------------

Cash and Cash Equivalents, Beginning of Year
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,335            4,812
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,111            8,315
                                                                                              -------------------------

Cash and Cash Equivalents, End of Period
  Non-Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,166            3,343
  Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  6,901        $  11,244
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                     VISTA RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 June 30, 1995


1. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Vista's stock option plans. Fully diluted per share calculations are not significantly different from those reported.

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

3. INVENTORIES:

   Inventories consisted of the following:

                                                                            JUNE 30,       DECEMBER 31,
   (Dollars in thousands)                                                    1995             1994
   ----------------------------------------------------------------------------------------------------
   Finished goods                                                          $  1,938         $  4,016
   Work in progress                                                          11,982            9,213
   Raw materials and supplies                                                 9,810            7,314
                                                                           --------         --------
                                                                           $ 23,730         $ 20,543
                                                                           ========         ========

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
   (Dollars in thousands)                                                    1995             1994
   -------------------------------------------------------------------------------------------------
   Interest payments                                                       $    963         $    518
                                                                           --------         --------
   Income tax payments                                                     $  2,121         $  2,371
                                                                           --------         --------

5. CAPITAL STOCK:

   During the first three months of 1995, there were no options for common stock exercised; during the second quarter of 1995, options for 6,000 shares were exercised at $8.50 per share.

6. STATEMENT OF CASH FLOWS - INSURANCE:

   Cash flows of the insurance operations were as follows:

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
   (Dollars in thousands)                                                    1995             1994
   -------------------------------------------------------------------------------------------------
   Operating activities
     Net cash provided by operating activities                             $    917         $  2,255
                                                                           --------         --------

   Investing activities
     Sales of available for sale investments                                  2,102           24,245
     Purchases of available for sale investments                               (429)         (22,371)
                                                                           --------         --------
      Net cash provided by investing activities                               1,673            1,874
                                                                           --------         --------

   Financing activities
     Dividends paid                                                          (1,800)          (1,200)
                                                                           --------         --------
      Net cash used in financing activities                                  (1,800)          (1,200)
                                                                           --------         --------

   Increase in cash and cash equivalents                                        790            2,929
   Cash and cash equivalents, beginning of year                               6,111            8,315
                                                                           --------         --------

   Cash and cash equivalents, end of period                                $  6,901         $ 11,244
                                                                           ========         ========

7. INSURANCE INVESTMENTS:

   Investments in securities at June 30, 1995 were as follows:

                                             COST OR           GROSS            GROSS          ESTIMATED
                                            AMORTIZED        UNREALIZED       UNREALIZED         FAIR
   (Dollars in thousands)                     COST             GAINS            LOSSES           VALUE
   -----------------------------------------------------------------------------------------------------
   Available For Sale
     Preferred stocks                       $  7,931         $    260         $    (80)        $  8,111
     Debt securities issued by state
      & political subdivisions                20,232              640              (34)          20,838
     Debt securities issued by the U.S.
      Treasury and other U.S. Government
        corporations & agencies               25,259              313                0           25,572
     Corporate debt securities                   601              153                0              754
                                            --------         --------         --------         --------
                                            $ 54,023         $  1,366         $   (114)        $ 55,275
                                            --------         --------         --------         --------

   Held to Maturity
     Debt securities issued by state
      & political subdivisions              $  1,513         $     18         $    (10)        $  1,521
     Debt securities issued by the U.S.
      Treasury and other U.S. Government
      corporations & agencies                  1,572               36               (6)           1,602
     Corporate debt securities                   100                0               (5)              95
                                            --------         --------         --------         --------
                                            $  3,185         $     54         $    (21)        $  3,218
                                            --------         --------         --------         --------

   Trading Securities
     Preferred stocks                       $    891         $      0         $      0         $    891
                                            --------         --------         --------         --------

   In accordance with SFAS 115, available for sale investments and trading securities are recorded at fair value and held to maturity investments are carried at cost.

8. PREMIUMS CEDED AND INSURANCE RECOVERIES:

   For the three months and six months ended June 30, 1995, premiums ceded to reinsurance companies were $1,433,000 and $3,093,000 (1994, $1,553,000 and
$3,072,000). Reinsurance recoveries in the three and six months ended June 30, 1995 were ($598,000) and ($64,000) (1994, $3,539,000 and $4,812,000).

                            -----------------------

   The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Vista's 1994 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

   Leather Operations:

   Net sales of the leather operations were higher in 1995 than in 1994 by approximately 8.5% for the second quarter and 2.0% for the first six months. These increases were due principally to price increases which exceeded the impact of lower volume of leather shipped to producers of shoes who were adversely impacted by weak retail demand. Sales to foreign customers, representing 33.4% of net sales in the second quarter of 1995, increased 6.8% over the second quarter of 1994. The leather operations' backlog of orders at June 30, 1995 was $48.1 million which was 40.2% higher than the amount of backlog at June 30, 1994.

   The operating profit percentage of net sales for the second quarter of 1995 was 6.8% (1994, 8.4%) and for the first half of 1995 was 6.0% (1994, 7.5%), primarily due to the reduction in production volume and higher costs associated with start up of a new product in the first half of 1995.

   Selling and administrative expenses of the leather operations for 1995 were 11.3% higher for the first six months and 19.8% higher for the second quarter as compared to the comparable periods in 1994. These increases resulted principally from higher commissions related to foreign sales.

   Accounts receivable were higher, $20,708,000 at June 30, 1995, as compared to $16,220,000 at the end of 1994, due principally to increased foreign sales and seasonal factors. Inventory levels increased to $23,730,000 at June 30, 1995 from $20,543,000 at December 31, 1994 reflecting new product start up and delivery rescheduling by customers in the first half of 1995.

   Capital expenditures in the first six months of 1995 were $1,247,000. Estimated capital expenditures for the full year of 1995 are expected to be approximately $2,150,000, excluding approximately $1,370,000 of expenditures for environmental facilities. Depreciation expense in the first six months of 1995 was $893,000 as compared to $871,000 in 1994.

   Insurance Operations:

   Net earned premiums in the second quarter of 1995 were $9,390,000, an increase of 4.1% as compared to $9,020,000 reported in the second quarter of 1994. Net earned premiums for the first six months of 1995 were $19,309,000, an increase of 4.9% as compared to $18,411,000 in the comparable period of the prior year. These increases were due to favorable premium adjustments on certain accounts associated with claims and to new customers. Investment income was $1,004,000 in the second quarter of 1995 as compared to $970,000 in the second quarter of 1994. For the first six months of 1995, investment income was $2,141,000 as compared to $1,733,000 in the comparable period of the prior year. This increase was due principally to higher yields on fixed maturity interest bearing investments in 1995.

   Total losses and loss adjustment expenses for the second quarter of 1995 were $6,884,000 as compared to $6,664,000 for the comparable period of 1994, an increase of 3.3%. Total losses and loss adjustment expenses for the first six months of 1995 were $14,023,000 which were 7.7% higher than the comparable period in 1994. These increases were due principally to unusually high claims in March and April of 1995.

   The increases from December 31, 1994 to June 30, 1995 of both premiums receivable (from $2,972,000 to $12,118,000) and unearned premiums (from $13,476,000 to $21,402,000) result from writing a significant amount of premiums during the early part of the year which will be earned during the remainder of the year.

   Corporate Income and Expense:

   Investment income in the first six months of 1995 was $366,000 as compared to $184,000 in the comparable period of 1994. For the second quarter of 1995, investment income was $167,000 as compared to $94,000 in the second quarter of 1994. These increases result principally from higher amounts of investments in 1995.

   General and administrative expenses in 1995 were approximately 10.6% less for the second quarter and 8.7% less for the first six months than the comparable periods of 1994.

   Interest expense for the first six months increased from $654,000 in 1994 to $1,235,000 in 1995. In the second quarter interest expense increased from $340,000 in 1994 to $688,000 in 1995, reflecting the additional borrowings used to finance higher levels of receivables and inventories at the leather operations.

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

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Upon adoption, Vista does not believe that SFAS 121 will have a material impact on its consolidated financial statements.

   Vista's financial statements are recorded on the basis of historical cost. While it is difficult to measure the impact of inflation, management believes that the effects of inflation on Vista have not been significant. To the extent that inflationary pressures have an adverse effect through higher raw material and asset replacement costs, Vista will attempt to minimize these effects through cost reductions and productivity improvements, as well as price increases.

LIQUIDITY AND CORPORATE DEVELOPMENT:

   Vista's non-insurance cash and cash equivalents and investments at June 30, 1995 were $13,472,000 as compared to $14,219,000 at December 31, 1994 and
$7,639,000 at June 30, 1994. The non-insurance current ratio was 2.3 to 1.0 at June 30, 1995 as compared to 2.4 to 1.0 at December 31, 1994 and 2.2 to 1.0 at June 30, 1994.

   At June 30, 1995, the insurance operations had $66,252,000 of cash and marketable securities, as compared to $63,608,000 at December 31, 1994. The insurance operations have historically provided positive cash flow.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

   On July 20, 1995, Vista's Board of Directors named Lawrence P. Klamon, a Director, effective immediately, and President and Chief Executive Officer, effective August 1, 1995. J. Rex Fuqua was elected as Vice Chairman and John
J. Huntz, Jr. was elected to Executive Vice President and Chief Operating Officer, both effective August 1, 1995. Samuel W. Norwood III, a former Director, President and CEO, resigned these positions effective July 31, 1995 and subsequently entered into a severance agreement with Vista that provides for salary and benefits continuation through January 15, 1996.

   Additionally, on July 20, 1995, management announced their intent to take the necessary steps to change the corporation's name from Vista Resources, Inc. to Fuqua Industries, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

                                                                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
  DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT       DESIGNATION OF SUCH
 OF EXHIBIT IN                DESCRIPTION OF                    WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
THIS FORM 10-Q                   EXHIBITS                              COMMISSION                    DOCUMENT
--------------   --------------------------------------    -----------------------------------  -------------------
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

    4(b)         First Amendment to Revolving Credit and   Quarterly Report on Form 10-Q        Exhibit 4(b)
                 Loan Agreement between Fleet Bank of      for the three months ended
                 Maine ("Lender") and Irving Tanning       March 31, 1995
                 Company ("Borrower") dated September 15,
                 1994

    4(c)         Second Amendment to Revolving Credit and  Quarterly Report on Form 10-Q        Exhibit 4(c)
                 Loan Agreement between Fleet Bank of      for the three months ended
                 Maine ("Lender") and Irving Tanning       March 31, 1995
                 Company ("Borrower") dated November 23,
                 1994

    4(d)         Third Amendment to Revolving Credit and   Quarterly Report on Form 10-Q        Exhibit 4(d)
                 Loan Agreement between Fleet Bank of      for the three months ended
                 Maine ("Lender") and Irving Tanning       March 31, 1995
                 Company ("Borrower") dated March 28,
                 1995

                                                                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
  DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT       DESIGNATION OF SUCH
 OF EXHIBIT IN                DESCRIPTION OF                    WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
THIS FORM 10-Q                   EXHIBITS                              COMMISSION                    DOCUMENT
--------------   --------------------------------------    -----------------------------------  -------------------
    4(e)         Term Note between Fleet Bank of Maine     Quarterly Report on Form 10-Q        Exhibit 4(b)
                 ("Lender") and Irving Tanning Company     for the three months ended
                 ("Borrower") dated April 5, 1994          March 31, 1994

    4(f)         First Amendment to Promissory Note        Quarterly Report on Form 10-Q        Exhibit 4(f)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company ("Borrower")   March 31, 1995
                 dated September 15, 1994

    4(g)         Second Amendment to Promissory Note       Quarterly Report on Form 10-Q        Exhibit 4(g)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company ("Borrower")   March 31, 1995
                 dated November 23, 1994

    4(h)         Third Amendment to Promissory Note        Quarterly Report on Form 10-Q        Exhibit 4(h)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company ("Borrower")   March 31, 1995
                 dated March 28, 1995

    4(i)         Security Agreement dated April 5, 1994    Quarterly Report on Form 10-Q        Exhibit 4(c)
                 between Fleet Bank of Maine ("Lender")    for the three months ended
                 and Irving Tanning Company ("Borrower")   March 31, 1994

    4(j)         Limited Guaranty dated March 29, 1995     Quarterly Report on Form 10-Q        Exhibit 4(j)
                 between Fleet Bank of Maine ("Lender"),   for the three months ended
                 Irving Tanning Company ("Borrower") and   March 31, 1995
                 Seagrave Leather Corporation
                 ("Guarantor")

    4(k)         Limited Guaranty dated March 29, 1995     Quarterly Report on Form 10-Q        Exhibit 4(k)
                 between Fleet Bank of Maine ("Lender"),   for the three months ended
                 Irving Tanning Company ("Borrower") and   March 31, 1995
                 Kroy Tanning Company, Incorporated
                 ("Guarantor")

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

                                                                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
  DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT       DESIGNATION OF SUCH
 OF EXHIBIT IN                DESCRIPTION OF                    WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
THIS FORM 10-Q                   EXHIBITS                              COMMISSION                    DOCUMENT
--------------   --------------------------------------    -----------------------------------  -------------------
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

    10(i)        Severance Agreement between Vista and
                 Samuel W. Norwood dated August 1, 1995

    10(j)        First Amendment to the Lease Agreement    Annual Report on Form 10-K           Exhibit 10(g)
                 between Vista (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1990
                 dated September 6, 1990

    10(k)        Second Amendment to Lease Agreement       Annual Report on Form 10-K           Exhibit 10(p)
                 between Vista (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1991
                 dated February 21, 1992

    10(l)        Third Amendment to Lease Agreement        Quarterly Report on Form 10-Q        Exhibit 10(i)(1)
                 between Vista (Lessee) and Sumitomo       for the three months ended
                 Life Realty (N.Y.) Inc. (Lessor)          September 30, 1994
                 dated October 28, 1994

    10(m)        Sublease Agreement between Vista          Annual Report on Form 10-K           Exhibit 10(l)
                 and Fuqua Capital Corporation,            for the year ended December 31,
                 dated October 31, 1994                    1994

    10(n)        Stock Purchase Agreement dated            Interim Report on Form 8-K           Exhibit 2(i)
                 September 17, 1991, among Vista,          for the month of October 1991
                 Concorde Finance & Investment, Inc.,
                 InterRedec, Inc., InterRedec
                 Southern Company, Inc. and American
                 Southern

    10(o)        Non-negotiable Promissory Note,           Interim Report on Form 8-K           Exhibit 10(i)
                 dated October 11, 1991, between Vista     for the month of October 1991
                 and InterRedec Southern Company, Inc.

                                                                  EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------
  DESIGNATION                                                 DOCUMENT WITH WHICH EXHIBIT       DESIGNATION OF SUCH
 OF EXHIBIT IN                DESCRIPTION OF                    WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
THIS FORM 10-Q                   EXHIBITS                              COMMISSION                    DOCUMENT
--------------   --------------------------------------    -----------------------------------  -------------------
    10(p)        Stock Pledge and Security Agreement,      Interim Report on Form 8-K           Exhibit 10(ii)
                 dated October 11, 1991, between Vista     for the month of October 1991
                 and InterRedec Southern Company, Inc.

    10(q)        Lease Agreement between American          Annual Report on Form 10-K           Exhibit 10(n)
                 Southern (Lessee) and Northcreek          for the year ended December 31,
                 Associates (Lessor) dated July 10,        1991
                 1989

    10(r)        First Amendment to Lease Agreement        Annual Report on Form 10-K           Exhibit 10(o)
                 between American Southern (Lessee)        for the year ended December 31,
                 and Northcreek Associates (Lessor)        1991
                 dated April 23, 1990

    10(s)        Lease Agreement between Empire State      Annual Report on Form 10-K           Exhibit 10(q)
                 Building Company (Lessor) and Vista       for the year ended December 31,
                 Resources, Inc. (Lessee) dated March 1,   1993
                 1993 along with Lease Modification
                 Agreement and Space Deletion Agree-
                 ment dated February 18, 1994

    10(t)        Consulting Agreement between American     Current Report on Form 8-K dated     Exhibit 99.2
                 Southern Insurance Company and The        May 17, 1995
                 Seibels Bruce Group, Inc. dated
                 May 17, 1995

    27           Financial Data Schedules (for SEC use only)
                 27.1 Consolidated Totals
                 27.2 Article 5
                 27.3 Article 7


_____________________________________

    (b)          Reports on Form 8-K

                 Vista filed a Current Report on Form 8-K, dated May 17, 1995, containing a press release announcing the execution of a consulting agreement between its subsidiary, American Southern Insurance Company, and The Seibels Bruce Group, Inc., an insurance holding company headquartered in Columbia, South Carolina.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VISTA RESOURCES, INC.
                                           REGISTRANT



                                        /s/ Brady W. Mullinax, Jr.
                                        ----------------------------------------
                                        Brady W. Mullinax, Jr., Vice
                                        President-Finance, Treasurer and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer and Executive
                                        Officer duly authorized to sign on
                                        behalf of the registrant)





Date:  August 14, 1995