Form 10-Q
period 1995-09-30
FUQUA ENTERPRISES INC
filed 1995-11-13
CIK 88190

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995
                                         ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------    -------------

         Commission File Number 1-5091
                                ------


                            FUQUA ENTERPRISES, INC.
            -------------------------------------------------------
            (Exact name of registrant, as specified in its charter)

            DELAWARE                                       13-1988043
 -------------------------------                   --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995, there were 3,834,169 shares of Common Stock, Par Value $2.50 per share, outstanding.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - September 30, 1995 and December 31, 1994

                 Condensed Consolidated Statements of Income
                 - for three months and nine months ended September 30, 1995 and
                   September 30, 1994

                 Condensed Consolidated Statements of Cash Flows
                 - for nine months ended September 30, 1995 and September 30,
                   1994

                 Notes to Condensed Consolidated Financial Statements



            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Forms 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                             September 30,    December 31,
                                                                                                 1995             1994
                                                                                             ------------     ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  4,652         $  4,335
Investments available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . .                  8,465            9,884
Receivables, less allowance of $450   . . . . . . . . . . . . . . . . . . . . .                 17,095           16,220
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 23,885           20,543
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    970              333
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    970            1,432
                                                                                              -------------------------
   Total Non-Insurance Current Assets   . . . . . . . . . . . . . . . . . . . .                 56,037           52,747
                                                                                              -------------------------
Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 27,967           27,529
Less Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                (12,898)         (12,561)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                 15,069           14,968
                                                                                              -------------------------
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    147              234
                                                                                              -------------------------

Total Assets of Continuing Operations . . . . . . . . . . . . . . . . . . . . .                 71,253           67,949
Total Assets of Discontinued Operations (Detail below)  . . . . . . . . . . . .                 99,617           90,777
                                                                                              -------------------------
   Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $170,870         $158,726
                                                                                              =========================

Assets of Discontinued Operations:
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 59,408         $ 57,497
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .                  9,708            6,111
  Premiums receivable, less allowance of $200 . . . . . . . . . . . . . . . . .                  9,112            2,972
  Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10,884           13,039
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .                  2,331            1,429
  Deferred and prepaid income taxes . . . . . . . . . . . . . . . . . . . . . .                    665            1,917
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,570            1,749
  Intangibles, principally goodwill, less amortization of $686 (1994, $562) . .                  5,939            6,063
                                                                                              -------------------------
     Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . .               $ 99,617         $ 90,777
                                                                                              =========================






See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                            September 30,     December 31,
                                                                                                1995              1994
                                                                                            ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      0         $ 11,750
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .                  6,282            8,490
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (766)           1,014
Long-term liabilities due within one year . . . . . . . . . . . . . . . . . . .                    257            1,026
                                                                                              -------------------------
  Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,773           22,280

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    644              588
Long-term Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,039           14,445
                                                                                              -------------------------
   Total Liabilities of Continuing Operations   . . . . . . . . . . . . . . . .                 34,456           37,313
   Total Liabilities of Discontinued Operations (Detail below)  . . . . . . . .                 64,097           57,091
                                                                                              -------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 98,553           94,404
                                                                                              -------------------------



Stockholders' Equity:
  Preference Stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common Stock, $2.50 par value:
   authorized 20,000,000 shares; issued
   3,904,670 shares (1994, 3,831,670)   . . . . . . . . . . . . . . . . . . . .                  9,759            9,579
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .                 15,140           14,374
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 48,122           44,188
  Unrealized gains (losses) on investments  . . . . . . . . . . . . . . . . . .                    671           (2,469)
  Treasury stock, at cost: 70,501 shares (1994, 69,246) . . . . . . . . . . . .                 (1,375)          (1,350)
                                                                                              -------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 72,317           64,322
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $170,870         $158,726
                                                                                              =========================


Liabilities of Discontinued Operations:
  Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . . . .               $ 38,738         $ 37,826
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 19,147           13,476
  Commissions and other payables  . . . . . . . . . . . . . . . . . . . . . . .                  4,787            4,128
  Reinsurance payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,648            1,451
  Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (223)             210
                                                                                              -------------------------
     Total Liabilities of Discontinued Operations   . . . . . . . . . . . . . .               $ 64,097         $ 57,091
                                                                                              -------------------------



See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                     (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                 FOR THREE MONTHS ENDED          FOR NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      -------------                  -------------
                                                                  1995           1994             1995          1994
                                                                  ----           ----             ----          ----
REVENUES:
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .        $31,614        $32,310          $96,186       $95,615
  Investment income . . . . . . . . . . . . . . . . . . .            210            122              576           306
                                                                 -----------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .         31,824         32,432           96,762        95,921
                                                                 -----------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .         27,185         27,293           83,929        82,318
  Selling, general and administrative expenses  . . . . .          2,772          2,419            7,823         7,176
  Interest expense  . . . . . . . . . . . . . . . . . . .            387            227            1,172           609
                                                                 -----------------------------------------------------
  Total costs and expenses  . . . . . . . . . . . . . . .         30,344         29,939           92,924        90,103
                                                                 -----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .          1,480          2,493            3,838         5,818
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .            483            393            1,340         1,619
                                                                 -----------------------------------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .            997          2,100            2,498         4,199
                                                                 -----------------------------------------------------

DISCONTINUED OPERATIONS:
  Income from discontinued operations to
   September 30, 1995 (less income taxes)   . . . . . . .            679            763            2,444         2,585
  Loss on disposal of discontinued operations
   including earnings during the phase out period
   (less income taxes)  . . . . . . . . . . . . . . . . .         (1,006)             0           (1,006)            0
                                                                 -----------------------------------------------------
                                                                    (327)           763            1,438         2,585
                                                                 -----------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .        $   670        $ 2,863          $ 3,936       $ 6,784
                                                                 =====================================================
PER SHARE:
  Income from Continuing Operations . . . . . . . . . . .        $   .26        $   .54          $   .65       $  1.09
                                                                 =====================================================
  Net Income  . . . . . . . . . . . . . . . . . . . . . .        $   .17        $   .74          $  1.02       $  1.76
                                                                 =====================================================
Common shares and equivalents . . . . . . . . . . . . . .          3,870          3,861            3,864         3,862
                                                                 =====================================================





See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                                FOR NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                    -------------
                                                                                                1995            1994
                                                                                              ---------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Total from Continuing Operations  . . . . . . . . . . . . . . . . . . . . . .               $ (1,613)        $   396
  Total from Discontinued Operations  . . . . . . . . . . . . . . . . . . . . .                  2,505           4,952
                                                                                              ------------------------
     Net Cash Provided by Operating Activities  . . . . . . . . . . . . . . . .                    892           5,348
                                                                                              ------------------------
INVESTING ACTIVITIES:
  Continuing Operations:
   Sales of available for sale investments  . . . . . . . . . . . . . . . . . .                  2,625              94
   Purchases of available for sale investments  . . . . . . . . . . . . . . . .                   (375)         (3,575)
   Purchases of property, plant and equipment, net  . . . . . . . . . . . . . .                 (1,585)         (2,341)
                                                                                              ------------------------
  Total from Continuing Operations  . . . . . . . . . . . . . . . . . . . . . .                    665          (5,822)
  Total from Discontinued Operations  . . . . . . . . . . . . . . . . . . . . .                  3,792          (3,530)
                                                                                              ------------------------
     Net Cash Provided by (Used in) Investing Activities  . . . . . . . . . . .                  4,457          (9,352)
                                                                                              ------------------------

FINANCING ACTIVITIES:
  Continuing Operations:
   Net increase (decrease) in notes payable and current maturities    . . . . .                (13,250)          4,750
   Payment of long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                   (449)           (654)
   Additional long-term liabilities   . . . . . . . . . . . . . . . . . . . . .                 14,043           1,500
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . . .                    946             174
   Acquired shares for treasury   . . . . . . . . . . . . . . . . . . . . . . .                    (25)           (190)
                                                                                              ------------------------
  Total from Continuing Operations  . . . . . . . . . . . . . . . . . . . . . .                  1,265           5,580
  Total from Discontinued Operations  . . . . . . . . . . . . . . . . . . . . .                 (2,700)         (3,800)
                                                                                              ------------------------
     Net Cash Provided by (Used in) Financing Activities  . . . . . . . . . . .                 (1,435)          1,780
                                                                                              ------------------------
Increase in Cash and Cash Equivalents:
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    317             154
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,597          (2,378)
Cash and Cash Equivalents, Beginning of Year:
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,335           4,812
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,111           8,315
                                                                                              ------------------------
Cash and Cash Equivalents, End of Period:
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  4,652         $ 4,966
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  9,708         $ 5,937
                                                                                              ========================






See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 1995


1. CORPORATE DEVELOPMENT ACTIVITIES:

   In September, 1995, Vista Resources, Inc. changed its name to Fuqua Enterprises, Inc. ("Fuqua").

   In October, 1995, Fuqua agreed to sell its subsidiary, American Southern Insurance Company, for $34,000,000. The transaction which is expected to close in December 1995 is estimated to result in a pre-tax accounting loss of $3,150,000 less estimated earnings (net of taxes) during the phase out period of $947,000 and less estimated tax benefit of $1,197,000.

   The results of operations of American Southern and its subsidiaries through September 30, 1995 have been reclassified as discontinued operations and are as follows:

                                                            FOR THREE MONTHS ENDED       FOR NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
(Dollars in thousands)                                       1995           1994          1995           1994
--------------------------------------------------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . .          $ 11,223      $ 10,202      $ 32,673       $ 30,346
Costs and expenses  . . . . . . . . . . . . . . .            10,343         9,254        29,487         26,940
                                                           ---------------------------------------------------
Income before income taxes  . . . . . . . . . . .               880           948         3,186          3,406
Income taxes  . . . . . . . . . . . . . . . . . .               201           185           742            821
                                                           ---------------------------------------------------
Net income  . . . . . . . . . . . . . . . . . . .          $    679      $    763      $  2,444       $  2,585
                                                           ===================================================



   On November 8, 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic American"). The acquisition price consisted of 600,000 shares of Fuqua's common stock and $2,500,000 in cash. At December 31, 1994, Basic American's historical cost basis total assets were $14,418,000 and total liabilities were $7,107,000 and its 1994 revenues and net income were $23,252,000 and $1,038,000, respectively. Basic American is a manufacturer and distributor of health care equipment for the acute, long-term and home health care markets.

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Fuqua's stock option plan. Fully diluted per share calculations are not significantly different from those reported.

3. MANDATORY CHANGE IN ACCOUNTING FOR INVESTMENTS:

   Effective January 1, 1994, Fuqua adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect on net income as of January 1, 1994 of adopting SFAS 115 for investments which previously were classified as held to maturity and are now classified as trading securities was immaterial. The balance of stockholders' equity as of January 1, 1994 was increased by $1,238,000, net of income taxes, to reflect the net unrealized gains on investments previously classified as held to maturity which are now classified as available for sale.

4. INVENTORIES:

   Inventories consisted of the following:

                                                                         SEPTEMBER 30,     DECEMBER 31,
(Dollars in thousands)                                                        1995             1994
-------------------------------------------------------------------------------------------------------
Finished goods                                                              $ 2,090          $ 4,016
Work in progress                                                             13,258            9,213
Raw materials and supplies                                                    8,537            7,314
                                                                            -------          -------
                                                                            $23,885          $20,543
                                                                            =======          =======

5. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                               SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,
(Dollars in thousands)                                                        1995             1994
----------------------------------------------------------------------------------------------------
Interest payments                                                            $1,491          $   748
                                                                             ------          -------
Income tax payments                                                          $2,893          $ 3,201
                                                                             ------          -------

6. CAPITAL STOCK:

   During the third quarter of 1995, options were issued for 150,000 shares at an exercise price of $20.50 per share.

   During the second and third quarters of 1995, options, for 72,000 shares were exercised at $8.50 per share. There were no options exercised in the first quarter of 1995.

7. DEBT:

   On November 6, 1995, Fuqua put into place a Revolving Credit Facility provided by three banks (the "Facility"). The Facility is for up to $60,000,000 for a three year period to be used for working capital and to provide funds for corporate development activities. The interest expense under the Facility is based on matrix pricing which ranges from LIBOR plus 40 to LIBOR plus 70 basis points, plus a charge on the unused commitment of from 12.5 to 18.75 basis points. The Facility replaced, at more favorable rates, borrowings of approximately $16,000,000 including short-term borrowings of $14,043,000 at September 30, 1995 which, as a result, have been classified as long-term debt. The Facility includes normal and customary restrictive covenants regarding funded debt to capital, funded debt to cash flow, interest coverage, and dividend payments.

8.  ADJUSTMENT OF TAX RESERVES:

    During the third quarter of 1994, Fuqua made a favorable adjustment for amounts that were no longer considered necessary for loss contingencies for income taxes resulting in a reduction in income tax expense of $540,000 ($.14 per share).

                            _______________________

   The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Fuqua's 1994 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENT:

   In September 1995, Vista Resources, Inc. changed its name to Fuqua Enterprises, Inc. ("Fuqua").

   In October 1995, Fuqua agreed to sell its subsidiary, American Southern Insurance Company ("American Southern"), for $34,000,000. The transaction, which is expected to close in December 1995, is expected to result in an accounting loss of $1,006,000 which has been reduced by earnings during the phase out period and applicable taxes. The results of operations of American Southern through September 1995 have been reclassified as discontinued operations. See Note 1 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further discussion regarding discontinued operations.

   On November 8, 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic American"). The acquisition price consisted of 600,000 shares of Fuqua common stock and $2,500,000 in cash. At December 31, 1994, Basic American's historical cost basis total assets were $14,418,000 and total liabilities were $7,107,000 and its 1994 revenues and net income were $23,252,000 and $1,038,000, respectively. Basic American is a manufacturer and distributor of health care equipment for the acute, long-term and home health care markets.

CONTINUING OPERATIONS:

   Net sales for the third quarter of 1995 were approximately 2% lower than the third quarter of 1994 and for the first nine months were approximately 1.0% higher than the comparable period of 1994. These comparisons reflect volume declines in shoe and garment leather as a result of weak retail demand. Sales to customers in foreign countries remained stable at approximately 30% of total sales for the first nine months of 1995 as compared to the comparable period of 1994.

   The gross profit margin for the third quarter of 1995 was 14.0% (1994, 15.5%) and for the first nine months 12.7% (1994, 13.9%). The decline in margins in 1995 resulted from the decrease in volume of higher margin shoe leather as compared to the same period of 1994.

   Selling, general and administrative expenses were $647,000 (9%) higher for the nine months and $353,000 (14.6%) higher for the third quarter as compared to 1994. These increases resulted principally from higher commissions related to foreign sales.

   Trade receivables were $17,095,000 at September 30, 1995, which represents an increase of 5.4% when compared to $16,220,000 at December 31, 1994 due principally to increased foreign sales and seasonal factors. Inventories were $23,885,000 at September 30, 1995 as compared to $20,543,000 at December 31, 1994. This increase in inventories of 16.2% arose from new product start up and delivery rescheduling by customers in 1995.

   Capital expenditures in the first nine months of 1995 were $1,440,000; it is estimated that capital expenditures for the full year will be approximately $2,000,000 excluding approximately $1,680,000 of expenditures for environmental facilities and equipment. Depreciation expense in the first nine months of 1995 was $1,329,000 as compared to $1,304,000 for the first nine months of 1994.

   Investment income in the first nine months of 1995 was $576,000, as compared to $306,000 in 1994. For the third quarter of 1995, investment income was $210,000, compared to $122,000 in the third quarter of 1994.

   Interest expense for the first nine months increased from $609,000 in 1994 to $1,172,000 in 1995; in the third quarter interest expense increased from $227,000 in 1994 to $387,000 in 1995, reflecting the additional borrowings to finance higher levels of inventory.

   In the first quarter of 1994, Fuqua adopted Statement of Financial Accounting Standard No. 115 ("SFAS 115"), which changed the accounting and reporting for investments in certain debt and equity securities. The cumulative effect of adopting SFAS 115 was to increase equity by $1,238,000 as of January 1, 1994 for the unrealized gains, net of tax, on investments previously classified as held to maturity which are now classified as available for sale. The cumulative effect on net income as of January 1, 1994 from investments which were classified as held to maturity and are now classified as trading securities was immaterial.

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Upon adoption, Fuqua does not believe that SFAS 121 will have a material impact on its consolidated financial statements.

   Fuqua's financial statements are recorded on the basis of historical cost. While it is difficult to measure the impact of inflation, management believes that the effects of inflation on Fuqua have not been significant. To the extent that inflationary pressures have an adverse effect through higher raw material and asset replacement costs, Fuqua attempts to minimize these effects through cost reductions and productivity improvements, as well as price increases.

LIQUIDITY:

   At September 30, 1995, Fuqua had cash and marketable securities of $13,117,000 as compared to $14,219,000 at December 31, 1994. The current ratio was 9.7 to 1.0 at September 30, 1995 as compared to 2.4 to 1.0 at December 31, 1994. The improvement in the current ratio at September 30, 1995 results from replacing $14,043,000 of short-term debt with the new Revolving Credit Facility.

   Fuqua put into place a Revolving Credit Facility for $60,000,000 for a three year period to be used to replace existing working capital borrowings and to provide funds for corporate development activities. The Facility replaced, at more favorable rates, borrowings of $16,000,000. As more fully discussed in
Note 7 to Notes to Condensed Consolidated Financial Statements in this Form 10-Q, the Facility includes normal and customary restrictive covenants and limits on Fuqua's ability to pay dividends.

   Management believes that Fuqua and its subsidiaries have adequate liquidity and borrowing capacity to meet their financial obligations and operational needs.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Listing of Exhibits

  Designation
 of Exhibit in
This Form 10-Q                              Description of Exhibits
--------------                              -----------------------
    2(a)          Agreement and Plan of Merger By and Among Basic American Medical
                  Products, Inc., BA Acquisition Corporation and Fuqua and with respect to Articles 7, 12 and 13 thereof, Gene J. Minotto dated as of October 6, 1995.  (Fuqua agrees to furnish a copy of any omitted schedule to the Commission upon request.)

    2(b) Stock Purchase Agreement between Atlantic American Corporation and Fuqua dated as of October 16, 1995. (Fuqua agrees to furnish a copy of any omitted schedule to the Commission upon request.)

    3             Bylaws of Fuqua, as amended.

    10(a) Registration Rights Agreement between Fuqua and Gene J. Minotto dated November 8, 1995.

    10(b)         Revolving Credit Agreement between SunTrust Bank, Atlanta,
                  Wachovia Bank of Georgia, and Fleet Bank of Maine and Fuqua, dated November 6, 1995.

    11            Earnings per share calculations.

    27            Financial Data Schedules (for SEC use only).




  (b)     Reports on Form 8-K

          During the three months ended September 30, 1995, two reports on Form 8-K were filed:

                 The Form 8-K report dated September 7, 1995 related to the change of Fuqua's corporate name from Vista Resources, Inc. to Fuqua Enterprises, Inc.

                 The Form 8-K report dated October 6, 1995 reported the execution of an agreement to acquire Basic American Medical Products, Inc. and the agreement for a $60,000,000 revolving credit facility led by SunTrust Bank, Atlanta to provide funds for working capital and acquisitions.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FUQUA ENTERPRISES, INC.
                                                REGISTRANT



                                            /s/ Brady W. Mullinax, Jr.
                                            -----------------------------------
                                            Brady W. Mullinax, Jr., Vice
                                            President-Finance, Treasurer and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer
                                            and Executive Officer duly
                                            authorized to sign on behalf of
                                            the registrant)





Date:  November 10, 1995

                              INDEX TO EXHIBITS



  Designation
 of Exhibit in
This Form 10-Q                                             Description of Exhibits
--------------                                             -----------------------
    2(a)                         Agreement and Plan of Merger By and Among Basic American Medical Products, Inc., BA
                                 Acquisition Corporation and Fuqua and with respect to Articles 7, 12 and 13 thereof,
                                 Gene J. Minotto dated as of October 6, 1995.

    2(b)                         Stock Purchase Agreement between Atlantic American Corporation and Fuqua dated as of
                                 October 16, 1995.  (Fuqua agrees to furnish a copy of any schedule omitted to the
                                 Commission upon request.)

    3                            Bylaws of Fuqua, as amended.

    10                           Registration Rights Agreement between Fuqua and Gene J. Minotto dated November 8, 1995.

    10(a)                        Revolving Credit Agreement between SunTrust Bank, Atlanta, Wachovia Bank of Georgia, and Fleet Bank of Maine and Fuqua, dated November 6, 1995.

    11                           Earnings per share calculations.

    27                           Financial Data Schedules (for SEC use only).