Form 10-K405
period 1995-12-31
FUQUA ENTERPRISES INC
filed 1996-03-22
CIK 88190

                                  FORM 10-K

                       SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED    DECEMBER 31, 1995
                                  ---------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION FROM                 TO
                                 ---------------    -------------------

         Commission File Number 1-5091
                                ------

--------------------------------------------------------------------------------

                           FUQUA ENTERPRISES, INC.
                           -----------------------
           (Exact name of registrant, as specified in its charter)


                DELAWARE                                       13-1988043
     -------------------------------                   -------------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
 ----------------------------------          ----------------------------------
   Common Stock, $2.50 par value                New York Stock Exchange, Inc.


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     x                         No
                    ----------                       ----------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

    The aggregate market value of the voting stock of the registrant (based upon the closing price on March 15, 1996 on the NYSE) held by non-affiliates was $57,362,832.

    The number of shares of Common Stock outstanding as of March 15, 1996 was 4,478,347.

--------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on June 1, 1996 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                            FUQUA ENTERPRISES, INC.
                               INDEX TO REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                                     Page
                                                                                                                      No.
                                                                                                                     ----
                                                          PART I

Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1
           Medical Products Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1
           Leather Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2
           Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3
           Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3

Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     4

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     4

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .                     4

Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     4

                                                         PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters   . . . . . . . .                     5

Item 6.  Selected Consolidated Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . .                     5

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .                     6

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .                     8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . .                     8

                                                         PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . .                     9

Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     9

Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . .                     9

Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . .                     9

                                                         PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K   . . . . . . . . . . . . .                    10

                                                      OTHER SECTIONS

Section F Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . .                F-1/13

Section S Financial Statement Schedule - Item 14(a) . . . . . . . . . . . . . . . . . . . . . . . .                   S-1

                                     PART I

ITEM 1. BUSINESS

    Fuqua Enterprises, Inc. ("Fuqua"), formerly Vista Resources, Inc., was founded in 1881 and was incorporated in 1900 under the laws of West Virginia. In 1965, it was reincorporated under Delaware law. Fuqua's principal executive offices are located at One Atlantic Center, Suite 5000, 1201 W. Peachtree Street, N.W., Atlanta, Georgia 30309.

    During 1995, Fuqua changed its name from Vista Resources, Inc. to Fuqua, changed the executive management, acquired Basic American Medical Products, Inc. ("Basic"), and sold its insurance subsidiary, American Southern Insurance Company ("American Southern"). Additionally, in January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy"), which had historically been unprofitable. As a result of these changes, Fuqua through its subsidiaries, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets and also produces a broad line of leathers that are sold to manufacturers of shoes, handbags, personal leather goods and furniture in both the United States and foreign markets. FOR FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC SALES, SEE NOTE 9 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

    On March 13, 1996, Fuqua entered into an agreement to acquire the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million. The Lumex Division, whose 1995 net sales are expected to be approximately $63.0 million, develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The acquisition transaction is expected to close in April 1996. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics.

MEDICAL PRODUCTS OPERATIONS

    Fuqua acquired Basic in November 1995. Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical (the "Medical Products Operations"), is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Prior to the acquisition by Fuqua, Basic was a privately-held company whose principal shareholder had acquired Basic through a leveraged buyout from Basic's parent company in 1993.

    Basic manufactures electric and manual beds and patient-room furniture, equipment and furnishings at its facilities located in the United States and sells these products directly to owners of acute and long-term care facilities. Additionally, Basic imports, assembles and, through independent distributors and home medical equipment providers, sells wheelchairs, ambulatory and health safety aids for the health care and consumer markets. Basic's sales are principally to customers within the United States and management believes that Basic is the leading supplier of long-term care facility beds. Also, Basic competes in the acute care and home health care markets but believes its market share is relatively small.

    Basic encounters significant competition from a number of manufacturers in each of its product lines and it competes on the basis of product features and performance, on its ability to provide a full range of products and design services for owners of long-term care facilities, and its ability to deliver products and services at competitive prices. Management does not believe Basic's business is seasonal.

    Basic's manufacturing processes include fabrication, assembly and quality assurance. It purchases raw materials, principally aluminum, steel and wood from a number of different vendors. Additionally, it purchases electric motors and electronic controls from independent third parties. Basic believes that it is not dependent on any one vendor for its supply of raw materials. The impact of unfavorable raw material price fluctuations on Basic is reduced by its ability to pass along increases to its customers and the relatively short time required to design, produce and deliver the order to a long-term care facility.

    Basic conducts research and development at its manufacturing facilities. Amounts expended historically have not been significant; however Basic expects that these expenditures will be more significant in 1996 and thereafter.

Basic currently holds patents associated with certain products but does not consider patents a meaningful competitive advantage or essential to its operations.

    Government regulations which affect the health care industry affect Basic. Medicare and Medicaid provide reimbursement for the cost of medical equipment, beds and furnishings acquired by owner/operators of acute care and long-term care facilities and by home health care providers. Accordingly, changes to or delays in Medicare and Medicaid reimbursement can affect the timing of payment received by Basic from its customers and can exert downward pressure on prices which Basic charges its customers for its products. Management believes that recent changes and improvements in health care cost containment and the current growth in managed care favor Basic as a low cost producer and as a significant provider to the growing long-term care and home health care markets.

    The United States Food and Drug Administration (the "FDA") regulates the manufacture and sale of medical devices. Under the various acts which apply, all medical products are classified as Class I, Class II or Class III devices. In general Class I devices must comply with certain general controls and with certain labeling and record keeping requirements. Class II devices have to comply with general controls and certain performance standards. Class III devices must receive pre-market approval from the FDA. Basic's products are classified as Class I and Class II devices. Management believes that it is presently in material compliance with all applicable regulations promulgated by the FDA.

    Prior to acquisition by Fuqua, Basic funded its working capital needs through cash flow from operations and by its lines of credit. Fuqua intends to finance Basic's working capital needs through Fuqua's $60 million Revolving Credit Facility (the "New Facility"), which management believes will be more than adequate to cover Basic's working capital needs.

LEATHER OPERATIONS

    Fuqua's leather business is conducted through Irving Tanning Company and its subsidiaries (the "Leather Operations"). Tanned leathers are manufactured in a wide variety of textures, colors and styles. Products are manufactured to customers' orders which avoids the necessity of maintaining a large inventory of finished goods. The Leather Operations sell directly to manufacturers, using agents and their own sales force.

    Until 1990, cowhides were purchased in the raw condition, and all tanning and other processes necessary to produce the finished leather were performed at one of the tanneries. In 1990, the Leather Operations began buying hides that had already undergone the initial chrome tanning process from one principal supplier, although alternate sources are available. Costs of hides can vary markedly from year to year and within a year due to supply and demand.

    The Leather Operations implemented a modernization and expansion program, expending over $13,850,000 during the five years through December 31, 1994 for new buildings, new equipment and rearrangement of production facilities. The program, which was completed in 1994, has produced greater efficiencies, better yields, higher and more consistent quality, reduced manufacturing cycle times and lower inventories than would otherwise have been achieved.

    Patents, trademarks, licenses and franchises are not considered important to the business. The business is not regarded as highly seasonal, although sales are generally lower in the first and fourth quarters.

    Research and development expenditures amounted to approximately $802,000 in 1995, $800,000 in 1994 and $718,000 in 1993.

    The tanning industry, like many others in the United States, faces ever-changing government standards and both state and Federal licensing procedures. The changing licensing requirements necessitate updating that is technically complex, and meeting the changing requirements could be costly and time-consuming. The Town of Hartland, Maine charges the Leather Operations for approximately 95% of the costs to operate the water treatment facility and landfill. These expenditures include amounts required to maintain state and federal water quality and environmental standards. Expenditures for environmental control purposes with respect to Fuqua's continuing Leather Operations are not expected to be material in 1996. Fuqua's management believes that its continuing Leather Operations are operating in substantial compliance with all relevant environmental regulations.

    In 1995, sales to one customer amounted to $23,662,000 and sales to another $15,938,000. In 1994, sales to one customer amounted to $20,007,000 and to another $17,426,000. In 1993, sales to one customer amounted to $18,397,000 and to another $14,180,000. Fuqua's management does not believe that the continuation of its leather operations is dependent upon a single customer or a few customers. The Leather Operations have no foreign operations, but about 27% of the Leather Operations' 1995 sales were to customers in foreign countries, compared to 30% in 1994 and 17% in 1993.

    In March 1996, Fuqua entered into an agreement to acquire a 70% interest in a joint venture which will own a 50% interest in a tannery in China. It is anticipated that the total investment will be approximately $1,500,000 and will allow the Leather Operations to produce leathers in China and to market the products throughout China and Southeast Asia.

    The backlog of the Leather Operations' unshipped orders has historically increased each year, however, the backlog has not proven to be an accurate predictor of subsequent sales due to the negative impact of competitive pressures and the rapid changes in retail demand which affect the Leather Operations' customers.

    Fuqua's Leather Operations compete on the basis of quality, price, service and product performance with many domestic and international producers of natural leather and, to a lesser extent, synthetic materials used instead of leather. Foreign competition is intense for the Leather Operations as well as for other domestic tanneries, in part because foreign tanneries are allowed to buy United States raw hides, but foreign countries normally do not permit their raw hides to be exported. Lower labor costs and less stringent environmental regulations overseas are factors in heightened competition. The Leather Operations benefit from a dependable water supply, a loyal and stable labor force and geographical proximity to many customers.

    The Leather Operations have historically funded working capital needs through borrowings of up to $18 million from lines of credit with outside banks. Beginning in November 1995, these lines of credit were replaced with the New Facility which management believes is more than adequate to cover the working capital needs of the Leather Operations.

DISCONTINUED OPERATIONS

    Fuqua sold its insurance subsidiary, American Southern, in December 1995 and, as a result, Fuqua no longer has any continuing insurance operations. American Southern was a multi-line property and casualty company primarily engaged in the sale of automobile insurance. Additionally, in January 1996, Fuqua made the decision to discontinue the operations of Kroy, its tanning operation located in East Wilton, Maine. Separate and distinct from Fuqua's continuing operations, Kroy produced sheep skin and deer skin leathers which were sold principally to garment manufacturers. The results of operations and the estimated loss on disposal of Kroy and American Southern have been reflected in the 1995 financial statements as discontinued operations.

    In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000, before the benefit of income taxes, was accrued by management to write down assets to their net estimated realizable values and to pay for obligations, including environmental costs, which may arise in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine. SEE NOTE 3 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DESCRIPTION OF DISCONTINUED OPERATIONS.

EMPLOYEES

    As of December 31, 1995, Fuqua and its subsidiaries employed 710 people.

ITEM 2. PROPERTIES

    The principal manufacturing and distribution facilities of the Leather Operations, Medical Products Operations and Fuqua's corporate office, substantially all of which are fully utilized (except as otherwise indicated) and suitable for the purpose intended, are as follows:


==================================================================================================================
                                                          Lease
             LOCATION                SQUARE FEET        Expiration              Character of Use
                                                           Date
==================================================================================================================
 Atlanta, Georgia                        11,783         4-30-2000       Corporate Office
 Atlanta, Georgia                        50,000           Owned         Medical Products Operations' Showroom
 Ellsworth, Maine(1)                     76,000           Owned         Leather Operations' Tannery & Fabrication
 East Wilton, Maine(2)                   54,100           Owned         Leather Operations' Tannery & Fabrication
 Fond du Lac, Wisconsin                 133,000           Owned         Medical Products Operations' Manufacturing
 Hartland, Maine                        444,000           Owned         Leather Operations' Tannery & Fabrication
 Lawrenceville, Georgia                  50,000           Owned         Medical Products Operations' Manufacturing
 Toccoa, Georgia                         42,000       Month-to-month    Medical Products Operations' Manufacturing
 Tupelo, Mississippi                     45,000       Month-to-month    Medical Products Operations' Manufacturing
==================================================================================================================

(1)  Operations at this plant have been suspended for a number of years.
(2) The decision has been made to discontinue operations at this facility during 1996.

ITEM 3. LEGAL PROCEEDINGS

    There were no material legal proceedings pending, other than ordinary routine litigation incidental to the business, to which Fuqua or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the three months ended December 31, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Fuqua as of the date hereof elected to serve until the next annual meeting of the Board of Directors of Fuqua are as follows:

=============================================================================================================
                                                                                              POSITION HELD
                  NAME                     AGE                     OFFICE                         SINCE
=============================================================================================================
 J. B. Fuqua                                77    Chairman of the Board                        April 1989
 J. Rex Fuqua                               46    Vice Chairman of the Board                   August 1995
 Lawrence P. Klamon                         59    President and Chief Executive Officer        August 1995
 John J. Huntz, Jr.                         45    Executive Vice President and Chief           August 1995
                                                      Operating Officer
 Brady W. Mullinax, Jr.                     42    Vice President-Finance, Treasurer and        March 1994
                                                      Chief Financial Officer
=============================================================================================================

    J. Rex Fuqua, Vice Chairman of the Board, is the son of J. B. Fuqua, the Chairman of the Board.

    From July 1989 to March 1991, Mr. J. B. Fuqua served as Senior Chairman of Fuqua Industries, Inc.; prior to that he was the founder, Chairman of the Board and Chief Executive Officer of Fuqua Industries, Inc. from September 1965 to July 1989. Since 1985, Mr. J. Rex Fuqua has served as President and Chief Executive Officer of Realan Capital Corporation, a privately-held investment corporation located in Atlanta, Georgia. From 1991 to July 1995, Mr. Klamon served as Senior Counsel of Alston & Bird, a prominent Atlanta law firm; prior to that, from 1968 to 1991, he was associated with Fuqua Industries, Inc., a diversified holding company, rising from General Counsel to President and Chief Executive Officer and a member of the Board of Directors. From February 1994 to July 1995, Mr. Huntz served as Senior Vice President of Fuqua; from September 1989 to January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a venture investment and advisory firm, located in Atlanta, Georgia; prior to that, from October 1984 to September 1989, he served as Director of Capital Resources of Arthur Young & Company, an accounting firm. From January 1994 to March 1994, Mr. Mullinax served as a financial consultant to Fuqua; and prior to that, from July 1987 to June 1993, he was a partner with Price Waterhouse, an accounting firm.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

    (a)  Principal Market

         Fuqua's Common Stock is traded on the New York Stock Exchange (symbol
         FQE).

    (b)  Stock Price and Dividend Information

         The following table summarizes the high and low market price for 1995 and 1994 as reported in The Wall Street Journal. The closing price of the Common Stock on March 15, 1996 was $24.00.


              ============================================================================
                                      MARKET PRICE OF COMMON STOCK

                       QUARTER                       1995                     1994
                        ENDED                 HIGH         LOW         HIGH         LOW
              ============================================================================
               March 31                     $24.50       $20.00      $25.375      $ 20.50
               June 30                       23.375       18.75       23.25         20.125
               September 30                  24.75        20.125      23.75         19.50
               December 31                   24.125       18.25       22.25         19.875
              ============================================================================

         Fuqua has not paid cash dividends since 1988, and the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. Additionally, in November 1995, Fuqua entered into the New Facility which restricts the amount of dividends which can be paid. SEE NOTE 7 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

    (c)  Approximate Number of Holders of Common Stock:

         As of March 15, 1996, there were 842 stockholders of record of Fuqua's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------------------
Year ended December 31,
(Dollars in thousands, except share data)           1995(1)          1994            1993            1992           1991
----------------------------------------------------------------------------------------------------------------------------

CONTINUING OPERATIONS(2)
Net sales                                        $  117,128      $  118,011       $  105,785      $   76,226      $   57,893
Income from continuing
    operations                                        5,250           5,822(3)         3,775           1,030           1,375
Per share:
  Income from continuing
   operations                                    $     1.32      $     1.51(3)    $      .98      $      .27      $      .37
----------------------------------------------------------------------------------------------------------------------------

YEAR-END DATA
Total assets                                     $  136,762      $  158,101       $  140,299      $  127,227      $  112,282
Long-term liabilities                                22,041          14,445           11,639          10,808          10,018
Stockholders' equity                                 81,888          64,322           57,378          48,665          42,406
Stockholders' equity per share                   $    18.43      $    17.10       $    15.31      $    13.10      $    11.42
Common shares outstanding                         4,442,174       3,762,424        3,748,374       3,713,870       3,712,170
----------------------------------------------------------------------------------------------------------------------------

Note:
1.  Includes Basic for two month period ended December 31, 1995.
2. See footnotes to Consolidated Financial Statements for information on discontinued operations.
3. Includes $544 ($.14 per share) for favorable adjustment of income tax contingencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

ACQUISITIONS: In November 1995, Fuqua acquired 100% of the common stock of Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Basic's results of operations have been included in the consolidated results of Fuqua for the last two months of 1995 and consisted of net sales of $5,198,000, total costs and expenses before interest and taxes of $4,797,000 and operating income of $401,000.

    On March 13, 1996, Fuqua entered into an agreement to acquire the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million. The Lumex Division, whose 1995 net sales are expected to be approximately $63.0 million, develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The acquisition transaction is expected to close in April 1996. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics.

    Management believes that Basic and the Lumex Division will provide a base for Fuqua's further expansion in the medical products markets.

LEATHER OPERATIONS: Net sales of the Leather Operations were 5.1% lower in 1995 than in 1994, 1994 amounts were 11.6% above 1993 amounts. The increase from 1993 to 1994 reflected the addition of new products, improved customer service, the expansion of sales to certain significant customers, higher demand for the Leather Operations' exports, and higher selling prices. The decrease in net sales from 1994 to 1995 reflected volume declines which could not be offset by price increases. During much of 1995, the demand for leather was adversely affected by weak retail sales of shoes and other leather products. Sales to customers in foreign countries were $30,662,000 in 1995, compared to $34,516,000 in 1994 and $15,510,000 in 1993 and represented 27.4% of total
Leather Operations' sales in 1995. The increases in foreign sales from 1993 to 1994 reflect principally the growth in foreign markets and the success of the Leather Companies' increased marketing efforts. The decrease in foreign sales from 1994 to 1995 reflect the decline in retail demand in 1995.

    The backlog of the Leather Operations' unshipped orders has historically increased each year; however, the backlog has not proven to be an accurate predictor of subsequent sales due to the negative impact of competitive pressures and the rapid change in retail demand which affect the Leather Operations' customers.

    The gross profit margin percentage was 15.5% in 1995 compared to 14.9% in 1994 and 14.5% in 1993. The increase in 1995 reflects the favorable impact of falling hide prices during the last half of 1995.

    The increase in selling and administrative expenses of the Leather Operations from $5,989,000 in 1993 to $6,580,000 in 1994 and $6,926,000 in
1995 was almost entirely related to a continued expansion of the sales effort and higher levels of selling costs on export sales in 1994 and to a lesser extent in 1995.

    Operating profit as a percentage of sales was 9.3% in 1995 and 1994 and was 8.8% in 1993.

CORPORATE OFFICE OPERATIONS: Investment income in 1995 was $828,000 as compared to $541,000 in 1994 and $552,000 in 1993. The increase resulted from higher amounts invested in 1995 as compared to 1994 and 1993. Capital gains, net of losses, included in investment income were $42,000 in 1995, $0 in 1994 and $268,000 in 1993.

    General and administrative expenses for corporate office activities in 1995 were $492,000 higher than 1994 and 1994 amounts were $843,000 lower than 1993 amounts, reflecting accruals in 1993 for expenses associated with the decision in December 1993, to close the New York corporate office and move the operations to Atlanta and expenditures in 1995 associated with unsuccessful transactions.

FINANCING EXPENSES: Interest expense in 1995 was $169,000 higher than 1994 and 1994 amounts were approximately $110,000 higher than in 1993. These increases principally reflect higher levels of borrowings to support expansion of the Leather Operations.

    In November 1995, Fuqua entered into the New Facility for $60,000,000 which was provided by three banks. The interest expense under the Facility is based on matrix pricing which ranges from LIBOR plus 40 to LIBOR plus 70 basis points. The New Facility replaced, at more favorable rates, borrowings of approximately $16,000,000 and provides additional capital to support further corporate development activities.

INCOME TAXES FROM CONTINUING OPERATIONS: The provision for income taxes in 1995, 1994 and 1993 includes both Federal and state income taxes. The combined Federal and state effective tax rate in 1995 was 33.9% as compared to 31.4% in 1994 and 38.0% in 1993. The effective tax rate in 1994 was favorably impacted by an adjustment ($544,000 or $.14 per share) for amounts that were no longer considered necessary for loss contingencies for income taxes. Fuqua's effective tax rates are consistently below the statutory rates due primarily to significant sources of investment income that are exempt or substantially excluded from income taxes and due to favorable tax planning benefits related to foreign sales.

DIVIDENDS: Fuqua paid no dividends in 1995, 1994 or 1993. At this time, Fuqua intends to retain all earnings for investments in its current business and for corporate development opportunities. Additionally, Fuqua's New Facility restricts the amount of dividends which can be paid.

DISCONTINUED OPERATIONS: During December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") for $34,000,000 to Atlantic American Corporation ("Atlantic American"), an
Atlanta, Georgia based publicly-held insurance company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note bears interest at prime, half of which is payable quarterly and half of which is payable, together with principal, in October 1996. The term and amount of the note receivable is the same as the note payable which arose in connection with Fuqua's acquisition of American Southern in 1991. Management expects that the note payable will be repaid from the proceeds of the note receivable or, to the extent necessary, repaid with borrowings under the New Facility. The note payable and related acquisition agreements provide for indemnification and certain offset rights which, to the extent claims remain outstanding in October 1996, could result in a delay of payment of the full amount of the notes payable. The note receivable from Atlantic American Corporation has similar offset and indemnification rights. The sale transaction resulted in the earnings of American Southern being reclassified as discontinued operations and in a loss on disposal from the sale of $900,000 (net of tax). The loss on disposal arose principally from the increased cost basis which Fuqua had in the stock as a result of American Southern's having earned more than it paid in dividends since it was acquired by Fuqua in 1991.

    In January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated, ("Kroy"), which historically had been unprofitable. In accordance with generally accepted accounting principles (Emerging Issues Task Force 95-18), Kroy has been treated as a discontinued operation in the December 31, 1995 consolidated financial statements. In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000, before the benefit of income taxes, was accrued at December 31, 1995 to write down assets to their net realizable values and to pay for obligations, including environmental costs, in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine. SEE NOTE 3 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DESCRIPTION OF THE RESULTS OF DISCONTINUED OPERATIONS.

OTHER: In 1993, Fuqua adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect at January 1, 1993, of this accounting change was a benefit of $418,000.

    Effective January 1, 1994, Fuqua adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect on net income as of January 1, 1994 of adopting SFAS 115 for investments which previously were classified as held to maturity which were then classified as trading securities was immaterial. The balance of stockholders' equity as of January 1, 1994 was increased by $1,238,000, net of income taxes, to reflect the net unrealized gains on investments previously classified as held to maturity which are now classified as available for sale.

RECENT PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. Fuqua will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the impact of such adoption will be material.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair market value on the date of grant. If adopted, Fuqua does not believe that the effect of adoption will be material.

            FINANCIAL CONDITION, LIQUIDITY AND CORPORATE DEVELOPMENT

    Fuqua, as a result of the sale of American Southern and having entered into the New Facility, had at December 31, 1995, $41,550,000 in cash and investments and over $40,000,000 in unused borrowing capacity. In the event circumstances warrant, such as with a very large acquisition, Fuqua may look to additional outside sources for funds. Prior to 1995, Fuqua funded its cash needs with borrowings by the Leather Operations on lines of credit and by utilizing cash resources of the corporate office.

LEATHER OPERATIONS: Reflecting the decrease in sales activity, accounts receivable decreased 8.5% to $13,043,000 at December 31, 1995, as compared to $14,248,000 in 1994. Year-to-year increases in inventories were .8%, rising to $16,428,000 in 1995 from $16,298,000 in 1994. In a similar relationship to the increase in sales, accounts payable and accrued expenses decreased in 1995 by 24.6% to $6,058,000 from $8,038,000 in 1994. The Leather Operations funded their working capital needs in 1994 with short-term notes payable to banks and during 1995 with Fuqua's New Facility.

    In 1992, Fuqua's Leather Operations completed the first phase of a plant modernization program that began in 1990. Capital improvements in the first phase totaled $6,700,000 with $1,600,000 incurred in 1992, $2,200,000 in 1991 and $2,900,000 in 1990. The second phase of the program began in 1993 and was completed in 1994 and included a new building, automated tanning drums, and additional drying capacity. Capital expenditures for 1995 were $1,508,000 and for 1994 were $2,350,000.

    The tanning industry, like many others in the United States, faces ever-changing government standards and both state and Federal licensing procedures. The changing licensing requirements may necessitate updating equipment and processes that are technically complex, and meeting the changing requirements could be costly and time consuming. The Town of Hartland, Maine charges the Leather Operations for approximately 95% of the costs to operate the water treatment facility and landfill. These expenditures include amounts required to maintain state and federal water quality and environmental standards. Expenditures for environmental control purposes with respect to Fuqua's continuing Leather Operations are not expected to be material in 1996. Fuqua's management believes that its continuing Leather Operations are operating in substantial compliance with all relevant environmental regulations.

OTHER: Fuqua's financial statements are prepared on the basis of historical cost. While it is difficult to measure the impact of inflation, management believes that the effects of inflation on Fuqua have not been significant. To the extent that inflationary pressures have an adverse effect through higher raw material and asset replacement costs, Fuqua attempts to minimize these effects through cost reductions and productivity improvements as well as price increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the consolidated financial statements of Fuqua and its subsidiaries, consisting of the Consolidated Balance Sheets as of December 31, 1995 and 1994 and the related Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1995, together with the Notes to Consolidated Financial Statements. SEE SECTION F, OF THIS REPORT, WHICH INFORMATION IS INCORPORATED INTO THIS ITEM 8 BY REFERENCE.

    Reference is also made to information set forth in the section entitled "Summary of Quarterly Data". SEE SECTION F, PAGE F-13 OF THIS REPORT, WHICH INFORMATION IS INCORPORATED INTO THIS ITEM 8 BY REFERENCE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a)  Identification of Directors

         The information regarding directors of Fuqua is set forth under the section "Election of Directors" in Fuqua's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), which section is incorporated herein by reference.

    (b)  Identification of Executive Officers

         The information regarding executive officers of the Registrant is included in Part I of this report under the caption "Executive Officers of the Registrant", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Reference is made to the information set forth under the caption "Executive Compensation and Other Information" and "Election of Directors - Fees for Directors" in the Proxy Statement, which information is incorporated herein by reference; provided that in no event shall the information set forth under the caption "Executive Compensation and Other Information - Report on Executive Compensation" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Reference is made to the information set forth under the caption "Ownership of Common Stock" in the Proxy Statement, which information is incorporated herein by reference.

    Fuqua does not know of any contractual arrangements which may at a subsequent date result in a change in control of Fuqua.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Reference is made to the information set forth under the caption "Executive Compensation and Other Information - Transactions with Management" in the Proxy Statement which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The response to this portion of Item 14 is submitted as a separate section of this report, such section being incorporated herein by reference. (See Section F)

  (a)(2) Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report, such section being incorporated herein by reference. (See Section S)

  (a)(3) Listing of Exhibits

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------------
  DESIGNATION                                                DOCUMENT WITH WHICH EXHIBIT         DESIGNATION OF SUCH
 OF EXHIBIT IN               DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH             EXHIBIT IN THAT
THIS FORM 10-K                 EXHIBITS                               COMMISSION                       DOCUMENT
--------------   -------------------------------------     --------------------------------   ---------------------------
    2(a)         Stock Purchase Agreement among Fuqua,     Interim Report on Form 8-K dated          Exhibit 2(i)
                 Concorde Finance & Investment, Inc.       October 11, 1991
                 InterRedec, Inc, InterRedec Southern
                 Company, Inc. and American Southern
                 dated September 17,1991

    2(b)         Agreement and Plan of Merger By and       Quarterly Report on Form 10-Q             Exhibit 2(a)
                 Among Basic American Medical Products,    for the three months ended
                 Inc., BA Acquisition Corporation and      September 30, 1995
                 Fuqua and with respect to Articles 7,
                 12 and 13 thereof, Gene J. Minotto
                 dated as of October 6, 1995

    2(c)         Stock Purchase Agreement between          Quarterly Report on Form 10-Q             Exhibit 2(b)
                 Atlantic American Corporation and         for the three months ended
                 Fuqua dated as of October 16, 1995        September 30, 1995

    2(d)         Asset Sale Agreement By and Between
                 Lumex, Inc., MUL Acquisition Corp. I,
                 MUL Acquisition Corp. II, and Fuqua
                 dated March 13, 1996 (Fuqua agrees to
                 furnish a copy of any omitted schedule
                 to the Commission upon request)

    3(a)         Restated Certificate of Incorporation     Interim Report on Form 8-K dated          Exhibit 3(i)
                 and Amendments thereto of Fuqua           September 7, 1995

    3(b)         Bylaws of Fuqua, as amended               Quarterly Report on Form 10-Q             Exhibit 3(b)
                                                           for the three months ended
                                                           September 30, 1995

    4(a)         Revolving Credit Agreement between        Quarterly Report on Form 10-Q             Exhibit 10(b)
                 SunTrust Bank, Atlanta, Wachovia Bank     for the three months ended
                 of Georgia and Fleet Bank of Maine and    September 30, 1995
                 Fuqua dated November 6, 1995

    4(b)         Term Loan Agreement by and among
                 SunTrust Bank, Atlanta, Fuqua and Basic
                 dated January 18, 1996 (Fuqua agrees to
                 furnish a copy of any omitted schedules
                 to the Commission upon request)

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------------
  DESIGNATION                                                DOCUMENT WITH WHICH EXHIBIT          DESIGNATION OF SUCH
 OF EXHIBIT IN               DESCRIPTION OF                  WAS PREVIOUSLY FILED WITH              EXHIBIT IN THAT
THIS FORM 10-K                 EXHIBITS                              COMMISSION                        DOCUMENT
--------------   -----------------------------------       -------------------------------      -------------------------
    4(c)         Agreement between Town of Hartland,       Quarterly Report on Form 10-Q            Exhibit 4(d)
                 Maine and Irving Tanning Company          for the three months ended
                 dated September 26, 1994 related to       September 30, 1994
                 General Obligations Bonds

    10(a)        Management Agreement between              Annual Report on Form 10-K               Exhibit 10(b)
                 Fuqua and Fuqua National Corporation      for the year ended December 31,
                 dated April 10, 1989                      1989

    10(b)        Assignment to Fuqua Capital Corpo-        Annual Report on Form 10-K               Exhibit 10(b)(1)
                 ration of the Management Agreement        for the year ended December 31,
                 between Fuqua and Fuqua National          1990
                 Corporation

    10(c)        First Amendment to Management Agree-      Quarterly Report on Form 10-Q            Exhibit 10(b)(2)
                 ment between Fuqua Capital Corpo-         for the three months ended
                 ration and Fuqua dated September 14,      September 30, 1994
                 1994

    10(d)*       1989 Stock Option Plan of Fuqua           Annual Report on Form 10-K               Exhibit 10(c)
                                                           for the year ended December 31,
                                                           1989

    10(e)*       1992 Stock Option Plan of Fuqua           Registration Statement on Form           Exhibit 28
                                                           S-8 (Registration No. 33-54164)

    10(f)*       1995 Stock Option Plan for Outside
                 Directors of Fuqua(1)

    10(g)*       1995 Long-Term Incentive Plan of
                 Fuqua(1)

    10(h)        Severance Agreement between Fuqua and     Quarterly Report on Form 10-Q            Exhibit 10(i)
                 Samuel W. Norwood III dated August 1,     for the three months ended
                 1995                                      June 30, 1995

    10(i)        Lease Agreement between Fuqua (Lessee)    Annual Report on Form 10-K               Exhibit 10(f)
                 and Sumitomo Life Realty (N.Y.) Inc.      for the year ended December 31,
                 (Lessor) dated January 17, 1990           1990

    10(j)        First Amendment to the Lease Agreement    Annual Report on Form 10-K               Exhibit 10(g)
                 between Fuqua (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1990
                 dated September 6, 1990

    10(k)        Second Amendment to Lease Agreement       Annual Report on Form 10-K               Exhibit 10(p)
                 between Fuqua (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1991
                 dated February 21, 1992

    10(l)        Third Amendment to Lease Agreement        Quarterly Report on Form 10-Q            Exhibit 10(i)(1)
                 between Fuqua (Lessee) and Sumitomo       for the three months ended
                 Life Realty (N.Y.) Inc. (Lessor)          September 30, 1994
                 dated October 28, 1994

                                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                           --------------------------------------------------------------
  DESIGNATION                                                  DOCUMENT WITH WHICH EXHIBIT          DESIGNATION OF SUCH
 OF EXHIBIT IN              DESCRIPTION OF                      WAS PREVIOUSLY FILED WITH             EXHIBIT IN THAT
THIS FORM 10-K                EXHIBITS                                COMMISSION                         DOCUMENT
--------------   ---------------------------------------   -----------------------------------    -----------------------
    10(m)        Sublease Agreement between Fuqua            Annual Report on Form 10-K                Exhibit 10(l)
                 and Fuqua Capital Corporation,              for the year ended December 31,
                 dated October 31, 1994                      1994

    10(n)        Lease Agreement between Empire State        Annual Report on Form 10-K                Exhibit 10(q)
                 Building Company (Lessor) and Fuqua         for the year ended December 31,
                 (Lessee) dated March 1, 1993 along          1993
                 with Lease Modification Agreement
                 and Space Deletion Agreement
                 dated February 18, 1994

    10(o)        Registration Rights Agreement between       Quarterly Report on Form 10-Q             Exhibit 10(a)
                 Fuqua and Gene J. Minotto dated             for the three months ended
                 November 8, 1995                            September 30, 1995

    10(p)        Non-negotiable Promissory Note,             Interim Report on Form 8-K dated          Exhibit 10(i)
                 dated October 11, 1991, between Fuqua       October 11, 1991
                 and InterRedec Southern Company, Inc.

    10(q)        Promissory Note between Atlantic American   Interim Report on Form 8-K dated          Exhibit 10(a)
                 Corporation and Fuqua dated December 31,     December 31, 1995
                 1995

    10(r)        Letter of Credit Agreement between First
                 Union National Bank of Georgia ("First
                 Union") and Fuqua dated December 8, 1995
                 (Fuqua agrees to furnish a copy of any
                 omitted schedule to the Commission upon
                 request)

    10(s)        Unconditional Guarantee of Performance
                 of Fuqua in favor of Super Sagless, Inc.
                 dated November 15, 1995

    11           Statement of Computation of Earnings
                 per share

    21           Subsidiaries of Fuqua

    23           Consent of Ernst & Young LLP

    24           Powers-of-Attorney

    27           Financial Data Schedule (for SEC use only)
                    27.1 Article 5

______________________________________________________

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


  (b)     Reports on Form 8-K

          During the three months ended December 31, 1995, Fuqua filed three reports on Form 8-K and one report on Form 8-K/A.

          (i) The Form 8-K report dated October 6, 1995 reported the execution of an agreement to acquire Basic and to the agreement for a $60,000,000 revolving credit facility led by SunTrust Bank, Atlanta to provide funds for working capital and acquisitions.

          (ii) The Form 8-K report dated November 8, 1995 reported the acquisition of Basic.

          (iii) The Form 8-K/A report dated November 8, 1995 included the audited financial statements of Basic and pro forma financial information.

          (iv) The Form 8-K report dated December 31, 1995 reported the sale of American Southern to Atlantic American Corporation as of December 31, 1995.

  (c)     Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

  (d)     Financial Statement Schedules

          The response to this portion of Item 14 is submitted as a separate section of this report.

________________________________________________________

  *  Management contract or compensatory plan required to be filed pursuant to
     Item 14(c) of this report.
  1. Subject to stockholder approval at the Annual Meeting of Stockholders on June 1, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FUQUA ENTERPRISES, INC.


                        By:  s/s Brady W. Mullinax, Jr.
                        -----------------------------------------------------
                        Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and
                        Principal Accounting Officer)

Dated:  March 22, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                                DATE
 ----------------------------------   -------------------------------------------   -------------------------
 J. B. FUQUA*                         Chairman of the Board

 J. REX FUQUA*                        Vice Chairman of the Board

 W. CLAY HAMNER*                      Director

 FRANK W. HULSE IV*                   Director

 RICHARD C. LAROCHELLE*               Director

 GENE J. MINOTTO*                     Director                                            March 22, 1996

 CLARK L. REED*                       Director

 D. RAYMOND RIDDLE*                   Director

                                      President and Chief Executive Officer
 /s/ L. P. Klamon                    (Principal Executive Officer) and
 -----------------------------        Director
 LAWRENCE P. KLAMON

                                      Vice President-Finance, Treasurer, and
 /s/ Brady W. Mullinax, Jr.           Chief Financial Officer (Principal
 -----------------------------        Financial Officer and Principal Accounting
 BRADY W. MULLINAX, JR.               Officer)



                                                       FUQUA ENTERPRISES, INC.



                                                       * By:  s/s Mildred H. Hutcheson
                                                            --------------------------
                                                                  Mildred H. Hutcheson
                                                                  Attorney-in-fact


                            FUQUA ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                                     ITEM 8


                         REPORT OF INDEPENDENT AUDITORS

                              FINANCIAL STATEMENTS

                                      AND

                               SUPPLEMENTARY DATA

                                  FORM 10-K

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

                         YEAR ENDED DECEMBER 31, 1995

                                    ITEM 8

                         LIST OF FINANCIAL STATEMENTS

                                     AND

                              SUPPLEMENTARY DATA


                                                                                                                     Page
                                                                                                                      No.
                                                                                                                     ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . .                   F-2

Consolidated Statements of Income
     for the years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .                   F-4

Consolidated Statements of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   F-5

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .                   F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   F-7

Summary of Quarterly Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  F-13

                                    *******


              The financial statement schedule under Item 14(a) may be found under Section S of this report.





                                      (i)

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Fuqua Enterprises, Inc.


   We have audited the accompanying consolidated balance sheets of Fuqua Enterprises, Inc. (formerly Vista Resources, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule referred to in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuqua Enterprises, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities to comply with Statement of Financial Accounting Standards No. 115 and, in 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards No. 109.



                                        s/s Ernst & Young LLP
                                        ERNST & YOUNG LLP



Atlanta, Georgia
February 21, 1996,
except for the last
paragraph of Note 2,
as to which the date
is March 13, 1996

                          CONSOLIDATED BALANCE SHEETS
                    Fuqua Enterprises, Inc. and Subsidiaries

======================================================================================================================

December 31, (Dollars in thousands)                                                    1995                    1994
----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                            $ 29,000                $   4,231
Investments available for sale                                                         12,550                    9,884
Receivables
 Trade accounts, less allowance of $200 (1994,$350)                                    19,102                   14,248
 Note receivable from sale of subsidiary                                               11,352                        -
Inventories                                                                            21,695                   16,298
Prepaid expenses and other assets                                                         910                      305
Deferred income taxes                                                                   3,614                      757
                                                                                     ---------------------------------
   Total Current Assets                                                                98,223                   45,723
                                                                                     ---------------------------------

Property, plant and equipment                                                          32,303                   25,641
Less accumulated depreciation                                                         (10,841)                 (11,065)
                                                                                     ---------------------------------
   Net Property, Plant and Equipment                                                   21,462                   14,576
                                                                                     ---------------------------------

Intangible assets, less accumulated amortization of $25                                 5,013                        -
Deferred income taxes                                                                   1,066                        -
Other assets                                                                               95                      213
                                                                                     ---------------------------------
   Total Assets of Continuing Operations                                              125,859                   60,512
   Total Assets of Discontinued Operations                                             10,903                   97,589
                                                                                     ---------------------------------
       Total Assets                                                                  $136,762                $ 158,101
                                                                                     =================================








See accompanying Notes to Consolidated Financial Statements.

                    Fuqua Enterprises, Inc. and Subsidiaries


======================================================================================================================

December 31, (Dollars in thousands, except share data)                                 1995                     1994
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                       $   2,064                $  11,750
Accounts payable and accrued expenses                                                  18,800                    8,038
Accrued income taxes                                                                        -                    1,112
Long-term liabilities due within one year                                              11,668                    1,026
                                                                                    ----------------------------------
   Total Current Liabilities                                                           32,532                   21,926

Long-term liabilities                                                                  22,041                   14,445
                                                                                    ----------------------------------
   Total Liabilities of Continuing Operations                                          54,573                   36,371
   Total Liabilities of Discontinued Operations                                           301                   57,408
                                                                                    ----------------------------------
       Total Liabilities                                                               54,874                   93,779
                                                                                    ----------------------------------

Stockholders' equity
 Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued                                                 -                        -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 1995,
   4,443,169 shares; (1994, 3,831,670 shares)                                          11,108                    9,579
Additional paid-in capital                                                             24,074                   14,374
Retained earnings                                                                      46,698                   44,188
Unrealized gains (losses) on investments                                                   28                   (2,469)
                                                                                    ----------------------------------
                                                                                       81,908                   65,672
Treasury stock, at cost: 1995, 995 shares; (1994, 69,246 shares)                          (20)                  (1,350)
                                                                                    ----------------------------------
       Total Stockholders' Equity                                                      81,888                   64,322
                                                                                    ----------------------------------
       Total Liabilities and Stockholders' Equity                                   $ 136,762                $ 158,101
                                                                                    ==================================

                       CONSOLIDATED STATEMENTS OF INCOME
                    Fuqua Enterprises, Inc. and Subsidiaries


=======================================================================================================================
Year ended December 31,
(Dollars in thousands, except per share data)                 1995                      1994                     1993
-----------------------------------------------------------------------------------------------------------------------

REVENUES:
 Net sales                                                  $117,128                  $118,011                $ 105,785
 Investment income                                               828                       541                      552
                                                            -----------------------------------------------------------
 Total revenues                                              117,956                   118,552                  106,337
                                                            -----------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales                                                98,356                   100,446                   90,479
 Selling, general and administrative expenses                 10,757                     8,897                    9,149
 Interest expense                                                894                       725                      615
                                                            -----------------------------------------------------------
 Total costs and expenses                                    110,007                   110,068                  100,243
                                                            -----------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                  7,949                     8,484                    6,094
INCOME TAXES                                                   2,699                     2,662                    2,319
                                                            -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                              5,250                     5,822                    3,775
                                                            -----------------------------------------------------------

DISCONTINUED OPERATIONS:
 Income from discontinued operations
   (Net of income taxes (benefits) of ($103),
   $1,215 and $1,444, respectively)                            1,160                     3,751                    4,268
 Loss on disposal of discontinued operations
   including earnings net of taxes during the
   phase out period (Net of income tax benefits
   of $2,753)                                                 (3,900)                        -                        -
                                                            -----------------------------------------------------------
                                                              (2,740)                    3,751                    4,268
                                                            -----------------------------------------------------------
Income before cumulative effect of accounting
   change                                                      2,510                     9,573                    8,043
Cumulative effect of accounting change                             -                         -                      418
                                                            -----------------------------------------------------------

NET INCOME                                                  $  2,510                  $  9,573                $   8,461
                                                            -----------------------------------------------------------

PER SHARE:
 Income from Continuing Operations                          $   1.32                  $   1.51                $     .98
 Income before Cumulative Effect of
   Accounting Change                                        $    .63                  $   2.48                $    2.09
 Cumulative Effect of Accounting Change                            -                         -                $     .11
 Net Income                                                 $    .63                  $   2.48                $    2.20








See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Fuqua Enterprises, Inc. and Subsidiaries


=======================================================================================================================
Year ended December 31,
(Dollars in thousands)                                         1995                    1994                     1993
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $  5,250                 $  5,822                 $  3,775
Adjustments:
 Depreciation and amortization                                 1,931                    1,603                    1,326
 Deferred income taxes                                           464                      (88)                  (1,095)
 Gain on sales of available for sale investments                   -                        -                     (268)
 Cumulative effect of accounting change                            -                        -                      418
Changes in Assets and Liabilities:
 Receivables                                                     886                     (716)                  (3,283)
 Inventories                                                    (130)                  (1,889)                  (2,285)
 Other assets                                                   (225)                      39                      141
 Income taxes                                                 (1,112)                    (724)                     311
 Payables, accrued expenses, and other liabilities            (1,624)                  (3,628)                   2,198
                                                            ----------------------------------------------------------
Net cash provided by continuing operations                     5,440                      419                    1,238
                                                            ----------------------------------------------------------

Income from discontinued operations                            1,160                    3,751                    4,268
Loss on disposal of discontinued operations                   (3,900)                       -                        -
Net items providing cash from discontinued operations           (194)                     583                    1,450
                                                            ----------------------------------------------------------
Net cash provided by (used in) discontinued operations        (2,934)                   4,334                    5,718
                                                            ----------------------------------------------------------

Net cash provided by all operations                            2,506                    4,753                    6,956
                                                            ----------------------------------------------------------

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations             22,648                        -                        -
Purchase of business, net of cash acquired                    (2,263)                       -                        -
Sales of available for sale investments                        3,306                      100                    3,480
Purchases of available for sale investments                   (5,272)                  (6,630)                  (2,504)
Sales of property, plant and equipment                             -                       31                       27
Purchases of property, plant and equipment                    (1,509)                  (4,024)                  (4,922)
Total insurance                                                    -                   (4,525)                  (2,668)
                                                            ----------------------------------------------------------
Net cash provided by (used in) investing activities           16,910                  (15,048)                  (6,587)
                                                            ----------------------------------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in notes payable                     (11,750)                   5,750                    1,000
Payment of long-term liabilities                              (3,521)                  (1,273)                  (1,315)
Additional long-term liabilities                              19,615                    3,079                    2,194
Exercise of stock options                                      1,009                      248                      119
Acquired shares for treasury                                       -                     (190)                     (60)
                                                            ----------------------------------------------------------
Net cash provided by financing activities                      5,353                    7,614                    1,938
                                                            ----------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents              24,769                   (2,681)                   2,307
Increase (Decrease) in Cash and Cash Equivalents
 from discontinued operations                                      -                    2,445                     (211)
Cash and cash equivalents at beginning of year                 4,231                    4,467                    2,371
                                                            ----------------------------------------------------------
Cash and cash equivalents at end of the year                $ 29,000                 $  4,231                 $  4,467
======================================================================================================================

CASH PAID DURING THE YEAR FOR:
Interest                                                    $  2,116                 $  1,185                 $    982
Income taxes                                                   4,515                    5,266                    3,687
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent payment related to meeting certain earn out
 objectives (American Southern)                                    -                    1,000                        -
Issuance of stock in connection with acquisition              11,550                        -                        -
Assumption of note receivable from sale of American Southern  11,352                        -                        -
----------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Fuqua Enterprises, Inc. and Subsidiaries

======================================================================================================================
                                                                                   UNREALIZED
                                                      ADDITIONAL                     GAINS
                                         COMMON        PAID-IN       RETAINED     (LOSSES) ON     TREASURY
(Dollars in thousands)                    STOCK        CAPITAL       EARNINGS     INVESTMENTS       STOCK      TOTAL
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1992             $   9,290      $ 13,229      $ 26,154       $     25     $     (33)    $ 48,665
Net income                                     -             -         8,461              -             -        8,461
Exercise of stock options                    220           846             -              -          (947)         119
Acquired shares for treasury                   -             -             -              -           (60)         (60)
Unrealized gains on investments                -             -             -            193             -          193
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                 9,510        14,075        34,615            218        (1,040)      57,378
Net income                                     -             -         9,573              -             -        9,573
Exercise of stock options                     69           299             -              -          (120)         248
Acquired shares for treasury                   -             -             -              -          (190)        (190)
Adjustment to beginning balance
 for change in accounting
 method, net of tax                            -             -             -          1,238             -        1,238
Unrealized losses on investments               -             -             -         (3,925)            -       (3,925)
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                 9,579        14,374        44,188         (2,469)       (1,350)      64,322
Net income                                     -             -         2,510              -             -        2,510
Exercise of stock options                    205           871             -              -           (67)       1,009
Issuance of stock in connection
 with acquisition                          1,324         8,829             -              -         1,397       11,550
Unrealized gains on investments                -             -             -          2,497             -        2,497
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995             $  11,108      $ 24,074      $ 46,698       $     28     $     (20)    $ 81,888
======================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: Fuqua Enterprises, Inc. ("Fuqua"), formerly Vista Resources, Inc., changed its name to Fuqua during 1995. Fuqua also sold its insurance subsidiary, American Southern Insurance Company ("American Southern") during 1995 and in January 1996, made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy"), which historically had been unprofitable. Additionally, Fuqua acquired Basic American Medical Products, Inc. ("Basic" and "Medical Products Operations") in November 1995.
   As a result of these changes Fuqua, through its subsidiaries, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets and also produces a broad line of leathers that are sold to manufacturers of shoes, handbags, personal leather goods and furniture in both the United States and foreign markets.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Fuqua and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING CHANGES: Effective January 1, 1994, Fuqua adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect on net income as of January 1, 1994 of adopting SFAS 115 for investments which previously were classified as held to maturity and which were then classified as trading securities was immaterial. The balance of stockholders' equity as of January 1, 1994 was increased by $1,238,000, net of income taxes, to reflect the net unrealized gains on investments previously classified as held to maturity which are now classified as available for sale. Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.
   Effective January 1, 1993, Fuqua adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under this approach, deferred income taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur. As permitted by SFAS 109, Fuqua elected not to restate the financial statements of prior years. The effect of the change on net income was not material; the cumulative effect of the change increased net income for the year ended December 31, 1993 by $418,000 or $.11 per share.

RECENT PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. Fuqua will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the impact of such adoption will be material.
   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair market value on the date of grant. If adopted, Fuqua does not believe that the effect of adoption will be material.

INCOME PER SHARE: Income per share is based upon 3,962,876 shares in 1995 (1994-3,860,324 and 1993-3,855,648 shares), representing the weighted-average number of shares outstanding during the year, plus common stock equivalents. Common stock equivalents include option shares granted under Fuqua's stock option plans.

FINANCIAL INSTRUMENTS: Financial instruments which potentially subject Fuqua to concentrations of credit risk are primarily cash equivalents and short-term investments in investment grade, short-term debt instruments and preferred stocks. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers in Fuqua's customer base and their dispersion across different geographic areas. As described in
Note 3, Fuqua received a note in connection with the sale of American Southern which management believes will be paid in accordance with its terms. Fuqua maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables.
   Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


presented in the footnotes to these financial statements do not represent the underlying value of Fuqua or of its subsidiaries.

ADVERTISING COSTS: Fuqua, through its subsidiaries, expenses advertising costs when incurred. The amounts of such costs were insignificant in 1995, 1994 and 1993.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated balance sheets and statements of cash flows, Fuqua considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents (1995
- $29,000,000; 1994 - $4,231,000; 1993 - $4,467,000). The cash proceeds of
$22,648,000 from the sale of American Southern on December 31, 1995 were invested in cash equivalents collateralized by U.S. Treasury obligations. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials and supplies-first-in, first-out; work in process and finished goods-average.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided principally by the straight-line method over estimated useful lives which range from 3-30 years.

REVENUE RECOGNITION: Sales are recorded when goods are shipped and billed to their customers.

RESEARCH AND DEVELOPMENT: The subsidiaries expensed research and development costs of $802,000, $800,000, and $718,000 in 1995, 1994 and 1993, respectively.

SHORT-TERM BORROWINGS: The weighted average interest rate on short-term borrowings was 7.4%, 6.8% and 6.0% during 1995, 1994 and 1993, respectively.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

2. ACQUISITIONS
On November 8, 1995, Fuqua acquired Basic. Basic, whose divisions include Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets.
   The purchase price consisted of $2,500,000 in cash and 600,000 shares of Fuqua's common stock. The transaction was accounted for using the purchase method; accordingly, the assets and liabilities of Basic have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired of $5,038,000 has been assigned to goodwill and will be amortized on a straight-line basis over 30 years.
   The results of operations of Basic have been included in the consolidated financial statements for the two-month period since the date of acquisition. The following unaudited pro forma summary presents consolidated results from continuing operations as if the acquisition had occurred on January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                               ProForma
Year Ended December 31,                                       (Unaudited)
(Dollars in thousands, except per share date)               1995       1994
-----------------------------------------------------------------------------

Net sales                                                $ 140,589   $141,263
Income from continuing operations                            5,440      6,406
Per share:
  Income from continuing operations                      $    1.22   $   1.44

SUBSEQUENT EVENT - ACQUISITION OF LUMEX: On March 12, 1996, Fuqua entered into an agreement to acquire the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million. The Lumex Division, whose 1995 net sales are expected to be approximately $63.0 million, develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The acquisition transaction is expected to close in April 1996. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics.

3.  DISCONTINUED OPERATIONS
In December 1995, Fuqua sold its insurance subsidiary, American Southern, for $34,000,000 to Atlantic American Corporation, an Atlanta, Georgia based publicly-held insurance company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note receivable bears interest at prime, half of which is payable quarterly and half of which is payable, together with the principal, in October 1996. The note receivable has indemnification and certain offset rights which are similar to the provisions of the note payable issued to the seller when Fuqua acquired American Southern in 1991. The sale transaction resulted in a pretax loss on disposal of $3,553,000, less earnings (net of taxes) during the phase out period of the fourth quarter of 1995 of $1,303,000 and less estimated tax benefits of $1,350,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


    In January, 1996, Fuqua made the decision to discontinue the operations of Kroy, which historically had been unprofitable. In accordance with generally accepted accounting principles (Emerging Issues Task Force 95-18), Kroy has been treated as a discontinued operation in the December 31, 1995 consolidated financial statements.
    The pretax loss on disposal of Kroy is $4,800,000, less estimated tax benefits of $1,800,000. This accrual provides for reserves necessary to write down assets (consisting principally of receivables, inventory and property, plant and equipment) to their net realizable values and to pay for obligations, including environmental costs, required in connection with the wind down of operations. In the event an alternative method of disposal does not develop earlier, management expects to close the East Wilton facility by the fourth quarter of 1996.
    Discontinued operations include management's best estimates of the amounts expected to be realized from Kroy's assets and future obligations. The amounts Fuqua will ultimately realize or be obligated for could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of Kroy.
    The results of operations of American Southern and its subsidiaries through September 30, 1995 and for Kroy through December 31, 1995 have been classified as income from discontinued operations as follows:

Year ended December 31,            1995       1994       1993
(Dollars in thousands)
----------------------------------------------------------------

Revenues                         $45,932     $49,406     $50,534
Costs and expenses                44,875      44,440      44,822
                                 -------     -------     -------
Income before income taxes         1,057       4,966       5,712
Income tax provision
  (benefit)                         (103)      1,215       1,444
                                 -------     -------     -------
Income from discontinued
 operations                      $ 1,160     $ 3,751     $ 4,268
                                 =======     =======     =======

4. INVENTORIES
Inventories consist of the following:


December 31,                                  1995        1994
(Dollars in thousands)
----------------------------------------------------------------
Finished goods                              $ 6,598      $ 3,916
Work in process                               6,738        6,400
Raw materials and supplies                    8,359        5,982
                                            -------      -------
                                            $21,695      $16,298
                                            =======      =======

5.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:


December 31,                                  1995         1994
(Dollars in thousands)
----------------------------------------------------------------
Land and land improvements                  $   257      $   121
Buildings and improvements                   12,803        7,202
Machinery and office equipment               18,399       17,137
Automobiles and trucks                          844        1,181
                                            -------      -------
                                            $32,303      $25,641
                                            =======      =======

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

December 31,                                  1995         1994
(Dollars in thousands)
----------------------------------------------------------------
Accounts payable                            $ 5,390      $ 4,377
Accrued compensation                          1,536        1,365
Accrued insurance                               996          659
Accrued profit-sharing plan                     381          290
Accrual for discontinued operations           6,147            -
Other accrued expenses                        4,350        1,347
                                            -------      -------
                                            $18,800      $ 8,038
                                            =======      =======

7.  LONG-TERM LIABILITIES
Long-term liabilities consist of the following:

December 31,                                  1995        1994
(Dollars in thousands)
----------------------------------------------------------------
Revolving Credit Facility, interest at
  LIBOR + .5%, due in 1998                  $18,500     $      -
Industrial revenue obligations, secured
  by improvements, 4.5% to 6.9%, due to
  2004                                        1,335        1,539
Note payable and accrued interest,due
  October 11, 1996                                -       10,904
Notes payable to bank, secured by
  equipment, LIBOR + 1 1/2%, due to
  1999                                            -        1,890
Step down revolver payable in monthly
 installments, interest at 8.75%
 through April 1997 when balance is
 due                                            745            -
Master draw note with interest
 payable at 7.5% through April
 1997 when balance is due                       937            -
Term note, payable in monthly
 installments, interest at 8.75%
 through May 2000                               120            -
Note payable in monthly installments,
 interest at 8% through June 2007,
 callable at the option of the
 lender within a 90 day period
  beginning July 1998, July 2001
 or July 2002                                   360            -
Equipment financing obligations,
 10.35%, due to 1996                              -           48
Liability for future payments
 under employment contracts                      44           64
                                            -------     --------
                                            $22,041     $ 14,445
                                            =======     ========

    The note payable due October 11, 1996, which was issued to the seller in connection with the acquisition of American Southern, bears interest at the prime rate. Fifty percent of the interest is payable quarterly and the remaining fifty percent is due October 11, 1996. In 1995, the balance of the note was reclassified to long-term debt due within one year. The note is secured by a letter of credit of equal amount provided by four banks. The note payable and related acquisition agreements provide for indemnification and certain offset rights which, to the extent claims remain outstanding in October 1996, could result in delay of payment of the full amount of the note payable.
    On November 6, 1995, Fuqua entered into a Revolving Credit Facility provided by three banks (the "New Facility"). The New Facility is for up to $60,000,000 for a three-year period to be used for working capital and to provide funds

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


for corporate development activities. The interest expense under the New Facility is based on matrix pricing which ranges from LIBOR plus 40 to LIBOR plus 70 basis points, plus a charge on the unused commitment of 12.5 to 18.75 basis points. The New Facility replaced, at more favorable rates, borrowings of approximately $16,000,000 (including short- term borrowings of approximately $14,000,000) which, as a result, have been classified as long-term debt in 1995. The New Facility includes normal and customary restrictive covenants regarding funded debt to capital, funded debt to cash flow, interest coverage, and dividend payments. Management believes that at December 31, 1995, Fuqua is in compliance with the covenants of the New Facility and with the covenants of other Fuqua debt agreements.
    The aggregate maturity requirements for the next five years in respect to the current and non-current portions of long-term debt at December 31, 1995 were as follows (dollars in thousands): 1996-$11,668; 1997-$1,964; 1998-$18,735; 1999-$247; 2000-$215; and thereafter $880. The carrying amounts of long-term liabilities approximate their fair values.

8.  CAPITAL STOCK
PREFERENCE STOCK: There are 8,000,000 authorized shares of Preference Stock, none of which was outstanding or designated as to a particular series at December 31, 1995.

COMMON STOCK: There are 20,000,000 authorized shares of Common Stock, $2.50 par value. At December 31, 1995, there were 4,442,174 shares outstanding, at December 31, 1994 there were 3,762,424, and at December 31, 1993, there were 3,748,374 shares outstanding. In 1995, there were 82,000 shares issued upon exercise of stock options and 2,250 shares were acquired for the treasury; in 1994, there were 27,675 shares issued upon exercise of stock options and 13,625 shares were acquired for the treasury; in 1993, 88,095 shares were issued upon exercise of stock options and 53,591 shares were acquired for the treasury. At December 31, 1995, there were 748,500 shares of common stock reserved in connection with Fuqua's stock option plans.
    In connection with Fuqua's acquisition of Basic in November 1995, Fuqua issued 600,000 shares of its common stock (including 70,501 shares of treasury stock) to the majority shareholder of Basic. The shares issued are not registered under the Securities Act of 1933 and accordingly are restricted as to resale. Under the terms of the acquisition, there are demand and "piggyback" registration rights with respect to these shares.

STOCK OPTIONS: On June 29, 1989, the Board of Directors approved a nonqualified stock option plan for key employees (the "1989 Plan"), reserving 300,000 shares of Common Stock for issuance under the 1989 Plan. The options are granted at prices and under terms determined by the Stock Option Committee of the Board of Directors. All options expire five years from the date of grant.
    On January 21, 1992, the Board of Directors approved a stock option plan (the "1992 Plan"), reserving 300,000 shares of Common Stock for issuance under the 1992 Plan. The 1992 Plan, which was approved by the stockholders on May 16, 1992, provides for the granting of options to officers, directors, key employees, consultants, advisors and others providing goods and services to Fuqua. The options are granted at prices and under terms determined by the Stock Option Committee of the Board of Directors. All options expire five to ten years from the date of grant.
    In November 1995, the Board of Directors approved the 1995 Long-Term Incentive Plan (the "Incentive Plan"), reserving 300,000 shares of Common Stock for issuance under the Incentive Plan. The Incentive Plan which is subject to approval by the stockholders of Fuqua at the next annual meeting, provides for the granting of awards to officers and key employees of Fuqua. The awards are granted at prices and under terms determined by the Stock Option Committee of the Board of Directors. All awards expire from five to ten years from the date of grant.
    Also in November 1995, the Board of Directors approved the 1995 Stock Option Plan for Outside Directors (the "Director's Plan"), reserving 50,000 shares of Common Stock for issuance under the Director's Plan. The Director's Plan is subject to the approval of the stockholders at the next annual meeting. The options are automatically granted to directors annually.
    Further information relating to options follows:

                                            Shares
Year ended December 31,            1995      1994      1993
-------------------------------------------------------------
Options outstanding at
 beginning of year              217,500    227,175    287,270
Options granted                 254,000     20,000     32,000
Options exercised               (82,000)   (27,675)   (88,095)
Options cancelled                (5,000)    (2,000)    (4,000)
                                -------    -------  ---------
Options outstanding at
 end of year                    384,500    217,500    227,175
                                =======    =======    =======
Options exercisable at
 end of year (option price
 $8.50 to $21.00 per
 share)                         228,500    160,750    148,500
Shares available for grant      364,000    263,000    281,000

  All options were granted at the fair market value on date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


9.  SALES AND SEGMENT INFORMATION
Fuqua has no foreign operations; sales of the Leather Operations to customers outside the United States were classified geographically as follows:

Year ended December 31,       1995       1994        1993
(Dollars in thousands)
-----------------------------------------------------------
North America               $ 3,075     $ 7,584     $ 3,831
Europe                        2,687       3,467         665
Asia                         20,967      23,230      10,651
Other                         3,933         235         363
                            -------     -------     -------
                            $30,662     $34,516     $15,510
                            =======     =======     =======

  In 1995, sales of leather to one customer amounted to $23,662,000 and to another $15,938,000. In 1994, sales of leather to one customer amounted to $20,007,000 and to another $17,426,000. In 1993, sales of leather to one customer amounted to $18,397,000 and to another, $14,180,000.
  Fuqua's continuing operations are carried on through its subsidiaries which operate in two distinct business segments, Leather Operations and Medical Products Operations. The Medical Products Operations became part of Fuqua through the acquisition of Basic in November 1995.
  Operating results and other financial data are presented as follows for each business segment which at December 31, 1995 remained as continuing operations of Fuqua:


Year ended December 31,         1995        1994        1993
(Dollars in thousands)
--------------------------------------------------------------
Net sales:
 Leather Operations           $111,930    $118,011    $105,785
 Medical Products
 Operations                      5,198           -           -
                              --------    --------    --------
 Consolidated                 $117,128    $118,011    $105,785
                              --------    --------    --------
Operating profit (loss):
 Leather Operations           $ 10,423    $ 10,985    $  9,317
 Medical Products Operations       401           -           -
 Corporate                      (1,981)     (1,776)     (2,608)
                              --------    --------    --------
 Consolidated                 $  8,843    $  9,209    $  6,709
                              --------    --------    --------
Identifiable assets:
 Leather Operations           $ 81,486    $ 44,724    $ 41,163
 Medical Products Operations    26,719           -           -
 Corporate                      17,654      15,788       8,584
                              --------    --------    --------
 Consolidated                 $125,859    $ 60,512    $ 49,747
                              --------    --------    --------
Capital expenditures:
 Leather Operations           $  1,509    $  4,024    $  4,922
 Medical Products Operations       619           -           -
 Corporate                           -           -           -
                              --------    --------    --------
 Consolidated                 $  2,128    $  4,024    $  4,922
                              --------    --------    --------
Depreciation and Amortization:
 Leathers Operations          $  1,582    $  1,387    $  1,099
 Medical Products Operations       113           -           -
 Corporate                         236         216         227
                              --------    --------    --------
 Consolidated                 $  1,931    $  1,603    $  1,326
                              --------    --------    --------

  There were no intersegment sales during 1995, 1994 or 1993.
  Operating profit (loss) by segment represents net sales less operating expenses. No allocation has been made for general corporate expenses, interest income from corporate investments or any foreign or domestic taxes. Identifiable assets are tangible and intangible assets used exclusively in the operations of each business segment. Corporate assets represent cash, investments and leasehold, furniture and fixtures associated with Fuqua's corporate office.

10.  GENERAL AND ADMINISTRATIVE EXPENSES
In September 1994, Fuqua amended the Management Agreement ("Agreement") with Fuqua Capital Corporation ("Capital"), a corporation wholly-owned by J. B. Fuqua, Chairman of the Board, and J. Rex Fuqua, Vice Chairman of the Board. Under the Agreement, Capital will provide investment services and perform certain managerial and administrative duties. The term of the Agreement is through June 1, 2000 and provides for a management fee of $360,000 for each year of the noncancellable term.
  In October 1994, Fuqua amended its lease for corporate office space to extend the term for five years. Concurrently, Fuqua entered into a new sublease with a similar five year term with Capital for the portion of space which Capital uses. The sublease provides that if Fuqua moves out of the space it shares with Capital, or there is a change in control of Fuqua, Capital has the option of taking over the area now occupied by Fuqua at terms favorable to Capital.

11. RETIREMENT PLANS
Fuqua adopted a qualified defined contribution plan, effective January 1, 1993, covering all of the employees of the parent company and the leather subsidiaries and incorporating the profit-sharing plans of the leather subsidiaries. This plan contains a profit-sharing component allowed by Internal Revenue Code Section 401(a), with tax-deferred contributions to each employee based on his or her compensation and with the total contribution determined annually by the Board of Directors. The plan also permits employees to make tax-deferred contributions up to the maximum limits allowed by Internal Revenue Code Section 401(k), with Fuqua matching a portion of the employee's contribution under a formula approved annually by the Board of Directors.
Total expense in 1995 was $309,000; in 1994, $372,000 and in 1993, $326,000.
  Basic has two defined contribution employee benefit plans for the employees at its manufacturing facility in Fond du Lac, Wisconsin. One plan allows employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The other plan is a money purchase plan which provides for employer contributions equal to 4% of eligible employee salaries. Employees become eligible to participate in the money purchase plan after 12 months of service.
  Employees at Basic's Georgia facilities participate in a profit sharing plan. This plan provides for discretionary annual contributions by Basic. In September 1995, Basic adopted an employee benefit plan for its employees at the Georgia facilities. This plan allows eligible employees to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

12. INCOME TAXES
Effective January 1, 1993, Fuqua changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109. As permitted under the new rules, prior years' financial statements have not been restated.
  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Fuqua's deferred income tax liabilities and assets are as follows:

December 31,                            1995       1994
(Dollars in thousands)
---------------------------------------------------------

Deferred income tax liabilities:
 Tax over book depreciation            $1,851     $  625
                                       ------     ------
  Deferred income tax liabilities      $1,851     $  625
                                       ======     ======

Deferred income tax assets:
  Accrued liabilities                  $3,243     $  849
  Allowance for doubtful
   accounts                                80        140
  Accrual for discontinued operations   3,189          0
  Unrealized investment losses             19        299
  Other                                     0         94
                                       ------     ------
   Deferred income tax assets           6,531      1,382
                                       ------     ------
 Net deferred income tax assets        $4,680     $  757
                                       ======     ======

  Significant components of the provisions (benefits) for income taxes for continuing and discontinued operations are as follows:


Year ended December 31,       1995      1994       1993
(Dollars in thousands)
--------------------------------------------------------

Continuing Operations:
Current:
Federal                      $ 2,016    $2,205     $2,200
State                            457       583        509
                             -------    ------     ------
                             $ 2,473    $2,788     $2,709
                             =======    ======     ======

Deferred:
Federal                      $   184    $ (100)    $ (317)
State                             42       (26)       (73)
                             -------    ------     ------
                             $   226    $ (126)    $ (390)
                             =======    ======     ======

Discontinued Operations:     $(2,856)   $1,215     $1,444
                             =======    ======     ======


    Effective September 30, 1994, Fuqua made a favorable adjustment for amounts that were no longer considered necessary for contingencies for income taxes resulting in a reduction in income tax expense of $544,000 ($0.14 per share).
    The provisions for income taxes for continuing operations differ from the amounts computed by applying the U.S. Federal income statutory tax rates as follows:

Year ended December 31,         1995      1994       1993
(Dollars in thousands)
---------------------------------------------------------

Statutory rate                 35.0%     35.0%      34.0%
State income taxes,
  net of federal tax benefit    4.0       4.2        4.0
Business tax credits              -       (.2)         -
Dividend credits               (1.1)     (1.0)      (1.0)
Tax-exempt interest            (1.5)      (.2)         -
Write-off of intangibles         .2         -          -
Foreign sales corporation
  benefit                      (1.7)        -          -
Adjustment of
  estimated liabilities
  for prior years                 -      (6.4)         -
Other                          (1.0)        -        1.0
                              -----      ----       ----
                               33.9%     31.4%      38.0%
                              =====      ====       ====

    The provisions (benefits) for income taxes for discontinued operations differ from those amounts computed by applying the U.S. Federal income statutory tax rates due principally to tax-free interest at American Southern.

13.  INVESTMENTS
All investments at December 31, 1995 and 1994 are classified as available for sale and are summarized as follows:

December 31, 1995      Cost or     Gross       Gross   Estimated
(Dollars in          Amortized  Unrealized  Unrealized   Fair
 thousands)             Cost       Gains      Losses    Value
----------------------------------------------------------------

Available for sale
------------------
  Corporate Debt
    Securities        $ 2,524     $    7     $  (80)    $ 2,451
  Debt Securities
    issued by the
    U.S. Treasury       6,010         34          -       6,044
  Preferred Stocks      3,964        119        (28)      4,055
                      -------     ------     ------     -------
                      $12,498     $  160     $ (108)    $12,550
                      =======     ======     ======     =======


December 31, 1994     Cost or      Gross       Gross    Estimated
(Dollars in          Amortized  Unrealized  Unrealized    Fair
 thousands)             Cost       Gains      Losses      Value
----------------------------------------------------------------
Available for Sale
------------------
  Corporate Debt
    Securities        $   271     $    -     $  (18)     $  253
  Debt Securities
    issued by the
    U.S. Treasury       5,988          -       (108)      5,880
  Preferred Stocks      4,381         18       (648)      3,751
                      -------     ------     ------      ------
                      $10,640     $   18     $ (774)     $9,884
                      =======     ======     ======      ======


    The proceeds from sales of available for sale securities were $3,306,000 during 1995. In 1995, gross realized gains were $53,000 and gross realized losses were $11,000 on available for sale investments. The proceeds from sales of available for sale securities were $100,000 for 1994. There were no gross realized gains or losses on sales of available for sale securities in 1994. Cost is determined by specific identification for purposes of calculating realized gains and losses. There were no transfers of securities to or from the available for sale or trading categories during 1995 and 1994. There have been no sales of securities classified as held to maturity during 1995 and 1994.

                           SUMMARY OF QUARTERLY DATA
                                  (Unaudited)

======================================================================================================================

                                                 March            June         September        December     For the
(Dollars in thousands, except per share amounts)   31              30              30             31(3)        Year
----------------------------------------------------------------------------------------------------------------------
1995  Net sales                               $   24,050      $   33,692      $  27,923      $   31,463     $ 117,128
      Income before interest and taxes             1,293           2,496          2,227           2,827         8,843
      Income from continuing operations              662           1,349          1,321           1,918         5,250
      Income from continuing operations
        per share                                   0.17            0.35           0.34            0.45          1.32
      Net income (loss) per share                   0.37            0.47           0.17           (0.33)         0.63


1994  Net sales                               $   27,233      $   31,643      $  30,319      $   28,816     $ 118,011
      Income before interest and taxes             1,437           1,989          2,835           2,948         9,209
      Income from continuing operations(1)           788           1,180          2,200           1,654         5,822
      Income from continuing operations
        per share(1)                                0.21            0.31           0.57            0.43          1.51
      Net income per share(1)                       0.47            0.55           0.74            0.72          2.48

Notes:
1. Includes $544 ($.14 per share) favorable adjustment in the third quarter of 1994 for amounts that were no longer considered necessary for contingencies for income taxes.
2. No cash dividends were paid in either year. In 1995 and 1994, per share amounts are calculated on a discrete quarterly basis and for the year are based on the weighted-average shares for the four quarters of the year.
3.  Includes Basic for the two-month period ended December 31, 1995.

--------------------------------------------------------------------------------

                            FUQUA ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995




                                   ITEM 14(a)

                          FINANCIAL STATEMENT SCHEDULE





                                   SECTION S

                                   FORM 10-K

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1995

                                   ITEM 14(A)

                     LIST OF FINANCIAL STATEMENT SCHEDULES





                                                                       Page
                                                                        No.
                                                                       ----
         Schedule II -- Valuation and Qualifying Accounts  . . . . .    S-1



             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.








                                      (i)

Item 14(a)



                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

=============================================================================================================
            Col. A                      Col. B                  Col. C              Col. D           Col. E
=============================================================================================================
                                                               Additions
                                                     ---------------------------
                                                        (1)              (2)
                                     Balance at      Charged to       Charged to                   Balance at
                                      Beginning      Costs and          Other                        Close
          Description                 of Period       Expenses         Accounts    Deductions      of Period
=============================================================================================================
 Year ended December 31, 1995:
   Allowance for
      doubtful accounts               $350,000                -              -    $150,000(a)      $200,000
                                      ========        =========       ========    ========         ========

 Year ended December 31, 1994:
   Allowance for
      doubtful accounts               $335,000        $  74,483              -    $ 59,483(a)      $350,000
                                      ========        =========       ========    ========         ========

 Year ended December 31, 1993:
   Allowance for
      doubtful accounts               $155,000        $ 191,024              -    $ 11,024(a)      $335,000
                                      ========        =========       ========    ========         ========


=============================================================================================================

          (a) Write-off of uncollectible accounts, net of recoveries.