Form 10-Q
period 1996-03-31
FUQUA ENTERPRISES INC
filed 1996-05-15
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                        --------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM
                                                       TO
                                       ---------------    -------------------

         Commission File Number 1-5091
                                ------

- --------------------------------------------------------------------------------

                            FUQUA ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                             13-1988043
  ------------------------------                         --------------------------
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

                                Yes     X       No
                                     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1996, there were 4,478,347 shares of Common Stock, Par Value $2.50 per share outstanding.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - March 31, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Income
                 - for three months ended March 31, 1996 and March 31, 1995

                 Condensed Consolidated Statements of Cash Flows
                 - for three months ended March 31, 1996 and March 31, 1995

                 Notes to Condensed Consolidated Financial Statements



            Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations




PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Forms 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                              March 31,    December 31,
                                                                                                1996           1995
                                                                                            ------------   ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 16,065        $  29,000
Investments available for sale  . . . . . . . . . . . . . . . . . . . . . . . .                 22,374           12,550
Receivables
  Trade accounts, less allowance of $280 (1995, $200) . . . . . . . . . . . . .                 22,142           19,102
  Note receivable from sale of subsidiary . . . . . . . . . . . . . . . . . . .                 11,762           11,352
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 21,555           21,695
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                    779              910
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,789            3,614
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 98,466           98,223
                                                                                              -------------------------

Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 32,780           32,303
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                (11,935)         (10,841)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                 20,845           21,462
                                                                                              -------------------------

Intangible assets, less accumulated amortization of $67 (1995, $25) . . . . . .                  4,971            5,013
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,236            1,066
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     24               95
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                125,542          125,859
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                 12,047           10,903
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $137,589        $ 136,762
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                   (Dollars in thousands, except share data)
- --------------------------------------------------------------------------------

                                                                                              March 31,    December 31,
                                                                                                1996           1995
                                                                                              ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    250        $   2,064
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .                 18,539           18,800
Long-term liabilities due within one year . . . . . . . . . . . . . . . . . . .                 12,516           11,668
                                                                                              -------------------------

   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                 31,305           32,532

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 22,773           22,041
                                                                                              -------------------------
   Total Liabilities of Continuing Operations   . . . . . . . . . . . . . . . .                 54,078           54,573
   Total Liabilities of Discontinued Operations   . . . . . . . . . . . . . . .                    149              301
                                                                                              -------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 54,227           54,874
                                                                                              -------------------------

Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,523,169
   shares; (1995, 4,443,169 shares)   . . . . . . . . . . . . . . . . . . . . .                 11,308           11,108
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                  24,841           24,074
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 48,298           46,698
Unrealized gains (losses) on investments  . . . . . . . . . . . . . . . . . . .                   (238)              28
                                                                                              -------------------------
                                                                                                84,209           81,908
Treasury stock, at cost: 44,822 shares; (1995, 995 shares)  . . . . . . . . . .                   (847)             (20)
                                                                                              -------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 83,362           81,888
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $137,589        $ 136,762
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                 (Dollars in thousands, except per share data)
- --------------------------------------------------------------------------------

                                                                                               For Three Months Ended
                                                                                              March 31,       March 31,
                                                                                                1996             1995
                                                                                              ----------     ----------
REVENUES:
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 30,500        $  24,050
  Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    670              199
                                                                                              -------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 31,170           24,249
                                                                                              -------------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25,062           20,911
  Selling, general and administrative expenses  . . . . . . . . . . . . . . . .                  3,148            2,045
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    333              220
                                                                                              -------------------------
  Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,543           23,176
                                                                                              -------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,627            1,073
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,027              411
                                                                                              -------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .                  1,600              662
                                                                                              -------------------------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net  . . . . . . . . . . . . . . . . . .                      -              783
                                                                                              -------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  1,600        $   1,445
                                                                                              =========================

Per share:
  Income from continuing operations . . . . . . . . . . . . . . . . . . . . . .               $    .36        $     .17
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    .36              .37

Common shares and equivalents . . . . . . . . . . . . . . . . . . . . . . . . .                  4,500            3,865





See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)
- --------------------------------------------------------------------------------


                                                                                               For Three Months Ended
                                                                                              March 31,       March 31,
                                                                                                1996             1995
                                                                                              ----------      -----------
OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (1,244)       $  (2,972)
  Net cash used in discontinued operations  . . . . . . . . . . . . . . . . . .                 (1,131)          (1,638)
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (2,375)          (4,610)
                                                                                              -------------------------

INVESTING ACTIVITIES
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                 10,517                -
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                (20,341)            (407)
  Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . .                   (477)            (656)
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                   (165)               -
                                                                                              -------------------------
     Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . .                (10,466)          (1,063)
                                                                                              -------------------------

FINANCING ACTIVITIES
  Net increase (decrease) in notes payable  . . . . . . . . . . . . . . . . . .                 (1,814)           2,500
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                   (250)            (261)
  Additional long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                  1,830              136
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                    967                -
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                   (827)               -
                                                                                              -------------------------
     Net Cash Provided By (Used In) Financing Activities  . . . . . . . . . . .                    (94)           2,375
                                                                                              -------------------------

Decrease in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (11,639)          (1,660)
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,296)          (1,638)
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                 29,000            4,231
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $ 16,065        $     933
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 March 31, 1996


1. CORPORATE DEVELOPMENT ACTIVITIES:

   Fuqua Enterprises, Inc. ("Fuqua"), formerly Vista Resources, Inc., changed its name to Fuqua in September 1995. Additionally, in 1995 Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") and, in January 1996, made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy").

   The results of operations of American Southern and Kroy which have been reclassified as discontinued and which are included in the quarterly results are as follows:

                                                   THREE MONTHS ENDED
(DOLLARS IN THOUSANDS)                               MARCH 31, 1995
- ---------------------------------------------------------------------

Revenues                                                $13,697
Costs and expenses                                       12,755
                                                        -------
Income before income taxes                                  942
Income taxes                                                159
                                                        -------
Net income                                              $   783
                                                        =======

   In November 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets.

   Subsequent Event: On April 3, 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. (formerly MUL Acquisition Corp. I) and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million in cash, subject to final adjustment as provided in the asset sale agreement. The Lumex Division, whose 1995 net sales were $63 million, is headquartered in Bay Shore, Long Island, New York and develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems.

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                           MARCH 31,       DECEMBER 31,
(Dollars in thousands)                        1996             1995
- -----------------------------------------------------------------------
Finished goods                             $  4,583         $  6,598
Work in progress                              8,192            6,738
Raw materials and supplies                    8,780            8,359
                                           --------         --------
                                           $ 21,555         $ 21,695
                                           ========         ========

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                     THREE MONTHS ENDED
                                           MARCH 31,
(Dollars in thousands)              1996             1995
- ----------------------------------------------------------
Interest payments                $    431         $    439
                                   ------           ------
Income tax payments              $    113         $    601
                                   ------           ------

5. CAPITAL STOCK:

   During the first three months of 1996, options for 80,000 shares of common stock were exercised at $8.50-9.50 per share, leaving 668,500 shares reserved (425,500 shares granted, 243,000 shares available for grant) in connection with Fuqua's stock option plans. Also, during the first three months of 1996, Fuqua acquired 43,827 shares of common stock for its treasury at a total cost of $827,000.

   During the first three months of 1995, there were no options exercised and Fuqua did not purchase any shares for its treasury.

                              --------------------

   The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Fuqua's 1995 Annual Report on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Acquisitions: In November 1995, Fuqua acquired 100% of the common stock of Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Basic's results of operations, which represent Fuqua's Medical Products Operations, have been included in the consolidated results of Fuqua for the three months ended March 31, 1996.

   On April 3, 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. (formerly MUL Acquisition Corp. I) and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million. The Lumex Division, whose 1995 net sales were $63 million, develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics. The results of operations of the Lumex Division will be included in Fuqua's consolidated results beginning in the second quarter of 1996. Management believes that Basic and the Lumex Division will provide a base for Fuqua's further expansion in the medical products markets.

   In April 1996, Fuqua's Leather Operations, through a joint venture, acquired an interest in a tannery in the People's Republic of China. As a result, the Leather Operations will produce leather in China and will market the products throughout China and Southeast Asia. Management expects that the investment will provide an additional channel of distribution for certain grades of the Leather Operations' production.

   Medical Products Operations: Net sales in the first quarter of 1996 were $7,630,000 which produced an operating profit of $714,000. This resulted in a profit margin of 9.4%.

   Inventories at March 31, 1996 were $5,038,000 as compared to $5,267,000 at December 31, 1995 and accounts receivable at March 31, 1996 were $5,030,000 as compared to $5,740,000 at December 31, 1995.

   Capital expenditures for the Medical Products Operations were $116,000 in the first quarter of 1996 and are expected to be approximately $600,000 for the entire year of 1996. Depreciation and amortization expense for the first quarter of 1996 was $134,000.

   Leather Operations: Net sales of the Leather Operations decreased $1,180,000 or 4.9% in the first quarter of 1996 versus the comparable period of 1995, principally as a result of decreased volume of leather shipped to producers of shoes who were adversely affected by weak retail demand. Sales to foreign customers represented 25.0% of net sales in the first quarter of 1996 as compared to 30.1% of net sales in the first quarter of 1995.

   The profit margin increased to 10.6% of sales in the first quarter of 1996 from 4.5% in the comparable period of 1995, primarily due to lower hide costs in 1996.

   Selling and administrative expenses decreased $315,000 or 15.4% in the first quarter of 1996 compared to the first quarter of 1995, representing 7.6% of net sales as compared to 8.5% a year ago. The decrease of selling and administrative expenses in the first quarter of 1996 was due to reduced selling expenses associated with lower levels of foreign sales.

   Accounts receivable were higher, $17,111,000 at March 31, 1996, as compared to $13,043,000 at December 31, 1995, due principally to seasonal factors. During the first quarter of 1996, inventories increased .5%, from $16,428,000 at December 31, 1995 to $16,517,000 at March 31, 1996.

   Capital expenditures for the Leather Operations were $470,000 in the first quarter of 1996, and are expected to be approximately $1,500,000 for the entire year of 1996. Depreciation expense for the Leather Operations in the first quarter of 1996 was $424,000 as compared to $350,000 in the comparable period of 1995.

   Corporate Office Operations: Investment income in the first quarter of 1996 was $670,000 as compared to $199,000 in the comparable period of 1995. The increase in investment income in 1996 reflects the return on the proceeds from the sale of American Southern.

   Interest expense in the first quarter of 1996 was $333,000 as compared to $220,000 in the comparable period of 1995 reflecting higher interest costs and fees associated with a larger amount of outstanding debt.

   General and Administrative expenses for corporate office activities were $852,000 in the first quarter of 1996 as compared to $556,000 in the comparable period of 1995. The increase resulted mainly from higher costs and expenses associated with 1996 corporate development activities.

   Discontinued Operations: During December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") for $34,000,000 to Atlantic American Corporation, an Atlanta, Georgia based publicly-held insurance company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note bears interest at prime, half of which is payable quarterly and half of which is payable, together with principal, in October 1996. The term and amount of the note receivable is the same as the note payable which arose in connection with Fuqua's acquisition of American Southern in 1991. Management expects that the note payable will be repaid from the proceeds of the note receivable or, to the extent necessary, repaid with a drawing under a Letter of Credit Agreement which will then be replaced with borrowings under Fuqua's Revolving Credit Facility. The note payable and related acquisition agreements provide for indemnification and certain offset rights which, to the extent claims remain outstanding in October 1996, could result in a delay of payment of the full amount of the notes payable. The note receivable from Atlantic American has similar offset and indemnification rights. Management does not believe that the indemnification rights under the note receivables or note payable will have a naterial adverse affect on Fuqua's liquidity or results of operations. Management does not believe that the indemnification rights under the note receivables or note payable agreement will have a material adverse affect on Fuqua's liquidity or results of operations. The sale transaction resulted in the 1995 earnings of American Southern being reclassified as discontinued operations.

   In January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated, ("Kroy"), which historically had been unprofitable. Accordingly, Kroy has been treated as a discontinued operation in the 1995 and 1996 results of operations. In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000, before the benefit of income taxes, was accrued at December 31, 1995 to write down assets to their net realizable values and to pay for obligations, including environmental clean up costs, in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine.

   Recent Pronouncements: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. Fuqua adopted SFAS 121 in the first quarter of 1996 and its adoption did not have a material impact.

LIQUIDITY:

   Fuqua, as a result of its sale of American Southern and having entered into the $60,000,000 Revolving Credit Facility, had at March 31, 1996 $38,439,000 in cash and investments and $41,500,000 in borrowing capacity under the Revolving Credit Facility. Subsequent to March 31, 1996, Fuqua used approximately $8,000,000 of its cash and $33,000,000 of its borrowing capacity to acquire the Lumex Division. Subsequent to the acquisition of the Lumex Division, Fuqua had $38,500,000 in cash, investments and borrowing capacity and Management believes that it has adequate resources and additional borrowing capacity to meet its obligations when due and to pursue an active plan of expansion through acquisitions.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

                                                                         EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                             ------------------------------------------------------------
  DESIGNATION                                                  DOCUMENT WITH WHICH EXHIBIT          DESIGNATION OF SUCH
 OF EXHIBIT IN             DESCRIPTION OF                       WAS PREVIOUSLY FILED WITH             EXHIBIT IN THAT
This Form 10-Q                Exhibits                                  COMMISSION)                       DOCUMENT
- --------------   ----------------------------------          -------------------------------      -----------------------

    10(r) Letter Agreement and Irrevocable Standby Letter of Credit between First Union National Bank of Georgia and Fuqua dated
                 December 8, 1995 related to the sale of American Southern
                 Insurance Company (Fuqua agrees to furnish a copy of any omitted schedules to the Commission upon request).

    11           Statement of Computation of Earnings
                 Per Share

    27           Financial Data Schedules (for SEC use only)
                 Article 5

- ---------------------

  (b)     Reports on Form 8-K

          A report of Form 8-K dated April 3, 1996 was filed announcing the consummation of Fuqua's acquisition of the medical products division of Lumex, Inc. ("Lumex"), by and between Lumex, Lumex Medical Products, Inc. (formerly MUL Acquisition Corp. I), MUL Acquisition Corp. II and Fuqua.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FUQUA ENTERPRISES, INC.
                                 EREGISTRANT



                               /s/ Brady W. Mullinax, Jr.
                             --------------------------------
                             Brady W. Mullinax, Jr., Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer
                             and Executive Officer





Date:  May 15, 1996