Form 10-Q
period 1996-06-30
FUQUA ENTERPRISES INC
filed 1996-08-14
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1996
                                        --------------------

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

                            FUQUA ENTERPRISES, INC.
                            -----------------------
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

           Yes                                          No   X
               -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996, there were 4,478,847 shares outstanding of Common Stock, Par Value $2.50 per share.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - June 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Income
                 - for three months and six months ended June 30, 1996 and June 30, 1995

                 Condensed Consolidated Statements of Cash Flows
                 - for six months ended June 30, 1996 and June 30, 1995

                 Notes to Condensed Consolidated Financial Statements



            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 4.  Submission of Matters to a Vote of Security Holdings

            Item 6.  Exhibits and Reports on Form 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

- ------------------------------------------------------------------------------------------------------------------------


                                                                                              June 30,     December 31,
                                                                                                1996           1995
                                                                                            ------------  --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  6,017        $  29,000
Investments available for sale  . . . . . . . . . . . . . . . . . . . . . . . .                 22,381           12,550
Receivables
  Trade accounts, less allowance of $312 (1995, $200) . . . . . . . . . . . . .                 36,032           19,102
  Note receivable from sale of subsidiary . . . . . . . . . . . . . . . . . . .                 11,662           11,352
  Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,287                -
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 32,288           21,695
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                  3,125              910
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,892            3,614
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                118,684           98,223
                                                                                              -------------------------

Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 45,740           32,303
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                (12,481)         (10,841)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                 33,259           21,462
                                                                                              -------------------------

Intangible assets, less accumulated amortization of $172 (1995, $25)  . . . . .                 12,845            5,013
Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  7,388                -
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,127            1,066
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    297               95
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                173,600          125,859
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                  8,115           10,903
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $181,715        $ 136,762
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                   (Dollars in thousands, except share data)

- ------------------------------------------------------------------------------------------------------------------------


                                                                                              June 30,     December 31,
                                                                                                1996           1995
                                                                                            ------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      -        $   2,064
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .                 27,068           18,800
Long-term liabilities due within one year . . . . . . . . . . . . . . . . . . .                 12,557           11,668
                                                                                              -------------------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                 39,625           32,532

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 56,867           22,041
                                                                                              -------------------------
   Total Liabilities of Continuing Operations   . . . . . . . . . . . . . . . .                 96,492           54,573
   Total Liabilities of Discontinued Operations   . . . . . . . . . . . . . . .                      -              301
                                                                                              -------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 96,492           54,874
                                                                                              -------------------------

Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,523,669
   shares; (1995, 4,443,169 shares)   . . . . . . . . . . . . . . . . . . . . .                 11,309           11,108
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                 24,847           24,074
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 50,088           46,698
Unrealized gains (losses) on investments  . . . . . . . . . . . . . . . . . . .                   (174)              28
                                                                                              -------------------------
                                                                                                86,070           81,908
Treasury stock, at cost: 44,822 shares; (1995, 995 shares)  . . . . . . . . . .                   (847)             (20)
                                                                                              -------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 85,223           81,888
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $181,715        $ 136,762
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                     (In Thousands, Except Per Share Data)

- ------------------------------------------------------------------------------------------------------------------------


                                                                FOR THREE MONTHS ENDED           FOR SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ----------------------------     --------------------------
                                                                  1996           1995             1996           1995
                                                                  ----           ----             ----           ----
REVENUES:
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .      $  46,898       $ 33,692        $  77,398     $  57,742
  Investment income . . . . . . . . . . . . . . . . . . .            597            167            1,267           366
                                                               -------------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .         47,495         33,859           78,665        58,108
                                                               -------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .         36,163         28,797           60,374        49,708
  Selling, general and administrative expenses  . . . . .          7,802          2,566           11,801         4,611
  Interest expense  . . . . . . . . . . . . . . . . . . .            761            295            1,094           515
                                                               -------------------------------------------------------
  Total costs and expenses  . . . . . . . . . . . . . . .         44,726         31,658           73,269        54,834
                                                               -------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .          2,769          2,201            5,396         3,274
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .            931            852            1,958         1,263
                                                               -------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .          1,838          1,349            3,438         2,011
                                                               -------------------------------------------------------

DISCONTINUED OPERATIONS:
  Income from discontinued operations, net  . . . . . . .              -            470                -         1,253
                                                               -------------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $   1,838       $  1,819        $   3,438     $   3,264
                                                               =======================================================


PER SHARE:
  Income from Continuing Operations . . . . . . . . . . .      $     .40       $    .35        $     .76     $     .52
  Net Income  . . . . . . . . . . . . . . . . . . . . . .      $     .40       $    .47        $     .76     $     .84

Common shares and equivalents . . . . . . . . . . . . . .          4,603          3,857            4,551         3,861




See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

- ------------------------------------------------------------------------------------------------------------------------


                                                                                                  For Six Months Ended
                                                                                                         June 30,
                                                                                                ------------------------

                                                                                                  1996            1995
                                                                                                  ----            ----
OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (6,945)       $  (7,713)
  Net cash provided by (used in) discontinued operations  . . . . . . . . . . .                  3,706            1,218
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (3,239)          (6,495)
                                                                                              -------------------------


INVESTING ACTIVITIES
  Purchase of business, net of cash acquired  . . . . . . . . . . . . . . . . .                (41,300)               -
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                 10,517            2,625
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                (20,685)            (375)
  Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . .                 (1,020)            (955)
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                   (165)            (205)
                                                                                              -------------------------
     Net Cash Provided By (Used In) Investing Activities  . . . . . . . . . . .                (52,653)           1,090
                                                                                              -------------------------

FINANCING ACTIVITIES
  Net increase in notes payable and long-term liabilities . . . . . . . . . . .                 34,826            6,729
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                 (2,064)            (464)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                    974               75
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                   (827)               -
                                                                                              -------------------------
     Net Cash Provided By Financing Activities    . . . . . . . . . . . . . . .                 32,909            6,340
                                                                                              -------------------------

Increase (Decrease) in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (26,524)             (78)
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,541            1,013
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                 29,000            4,231
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $  6,017        $   5,166
                                                                                              -------------------------





See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 June 30, 1996


1. CORPORATE DEVELOPMENT ACTIVITIES:

   Fuqua Enterprises, Inc. ("Fuqua"), formerly Vista Resources, Inc., changed its name to Fuqua in September 1995. Additionally, in December, 1995 Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") and, in January 1996, made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy").

   The results of operations of American Southern and Kroy have been classified as discontinued operations in the accompanying 1995 three months and six months results as follows:

                                                       FOR THREE MONTHS ENDED      FOR SIX MONTHS ENDED
(Dollars in thousands)                                      JUNE 30, 1995             JUNE 30, 1995
- -------------------------------------------------------------------------------------------------------
Revenues                                                       $ 14,434                   $ 28,131
Costs and expenses                                               13,986                     26,741
                                                               --------                   --------
Income before income taxes                                          448                      1,390
Income taxes                                                        (22)                       137
                                                               --------                   --------
Net income                                                     $    470                   $  1,253
                                                               ========                   ========

   In November 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets.

   In April 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million in cash, subject to final adjustment as provided in the asset sale agreement. The final purchase price adjustment has not currently been resolved and may ultimately be settled by arbitration which could result in a change in the purchase price and the allocation thereof to the net assets acquired. The purchase price consisted of all cash and was financed with internal funds and $33.0 million of borrowings under Fuqua's Revolving Credit Facility. The Lumex Division, whose 1995 net sales were $63 million, is headquartered in Bay Shore, Long Island, New York and develops and markets a wide range of health care products including, patient aids, specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems.

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans, using the treasury stock method. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                                                JUNE 30,                DECEMBER 31,
(Dollars in thousands)                                            1996                      1995
- ----------------------------------------------------------------------------------------------------
Finished goods                                                 $  3,412                   $  6,598
Work in progress                                                 16,691                      6,738
Raw materials and supplies                                       12,185                      8,359
                                                               --------                   --------
                                                               $ 32,288                   $ 21,695
                                                               --------                   --------

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                             FOR SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          --------------------------
(Dollars in thousands)                                                       1996             1995
- ----------------------------------------------------------------------------------------------------
Interest payments                                                          $  1,565         $    963
                                                                           --------         --------
Income tax payments                                                        $  2,058         $  2,121
                                                                           --------         --------

5. REVOLVING CREDIT FACILITY:

     In June 1996, Fuqua amended its Revolving Credit Facility to expand the maximum borrowing amount from $60 million to $100 million. The Revolving Credit Facility bears interest based on matrix pricing. At June 30, 1996, borrowings under the Revolving Credit Facility were $51.5 million which accrue interest at the rate of LIBOR plus 50 basis points. The covenants of the Revolving Credit Facility are substantially the same as those which existed under Fuqua's previous credit facility and include normal and customary restrictions regarding funded debt to capital, funded debt to cash flow, interest coverage and limitations of dividend payments and treasury stock purchases.

6. CAPITAL STOCK:

   During the second quarter of 1996, options for 500 shares of common stock were exercised at $8.50 per share, leaving 668,000 shares reserved (425,000 shares granted, 243,000 shares available for grant) in connection with Fuqua's stock option plans. During the second quarter of 1996, no shares of common stock were acquired by Fuqua for its treasury.

   During the second quarter of 1995, options for 6,000 shares were exercised at $8.50 per share and Fuqua did not purchase any shares for its treasury.

7. ENVIRONMENTAL CONTINGENCY:

   In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminates present on the site and to evaluate their potential off-site extent.

  In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At the time of Fuqua's acquisition, the Lumex Division had $1.3 million in reserves for remediation costs, including additional investigations costs as may be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division did not assume any such costs will be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates although a portion of the remediation work plan would be performed over a period of years.

   The amounts of these liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed. The estimate of the costs, which is not probable but for which there exists at least a reasonable possibility of occurrence, exceeds the reserves recorded by the Lumex Division by $2.2 million.

                              -------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENT ACTIVITIES:

   Acquisitions: In November 1995, Fuqua acquired 100% of the common stock of Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Basic's results of operations have been included in the consolidated results of Fuqua for the three months and six months ended June 30, 1996.

   In April 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million, subject to final adjustment as provided in the asset sale agreement. The final purchase price adjustment has not currently been resolved and may ultimately be settled by arbitration which could result in a change in the purchase price and the allocation thereof to the net assets acquired. The purchase price consisted of all cash and was financed with internal funds and borrowings under Fuqua's Revolving Credit Facility. The Lumex Division, whose 1995 net sales were $63 million, develops and markets a wide range of health care products including patient aids, specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics. The results of operations of the Lumex Division have been included in Fuqua's consolidated results for the second quarter of 1996 and, together with Basic's results, represents Fuqua's Medical Products Operations. Management believes that Basic and the Lumex Division will provide a base for Fuqua's further expansion in the medical products markets.

   In April 1996, Fuqua's Leather Operations, through a joint venture, acquired an interest in a tannery in the People's Republic of China. As a result, the Leather Operations will produce leather in China and will market the products throughout China and Southeast Asia. The results of operations of the joint venture have been included in the consolidated results of Fuqua for the three months ended June 30, 1996.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

   Medical Products Operations: Net sales in the second quarter of 1996 were $20,143,000 which produced a net operating profit of $712,000 and resulted in a net profit margin of 3.5%, after selling and administrative costs of $4,976,000. Net sales for the six months ended June 30, 1996 were $27,773,000 which produced a net operating profit of $1,426,000 and resulted in a net profit margin of 5.1%, after selling and administrative costs of $6,394,000.

The margins in the second quarter of 1996 were unfavorably impacted by the costs of assimilating the Lumex Division into Fuqua's Medical Products Operations.

   Inventories at June 30, 1996 were $15,213,000 as compared to $5,267,000 at December 31, 1995 and accounts receivable at June 30, 1996 were $13,958,000 as compared to $5,740,000 at December 31, 1995. The significant increases at June 1996 reflect the impact of the April 1996 acquisition of the Lumex Division.

   Capital expenditures for the Medical Products Operations were $230,000 in the second quarter of 1996 and were $346,000 for the first half of 1996. Capital expenditures are expected to be approximately $900,000 for the entire year of 1996. Depreciation and amortization expense for the second quarter of 1996 was $651,000 and for the first half of 1996 was $848,000.

   Leather Operations: Net sales of the Leather Operations were $26,755,000 in the second quarter of 1996 which was a decrease of $6,937,000 or 20.6% compared to the second quarter of 1995. The net sales for the first half of 1996 were $49,625,000 which was a decrease of $8,117,000 or 14.1% compared to the first half of 1995. These decreases were principally the result of decreased volume of leather shipped to producers of shoes who were adversely affected by soft retail demand. Sales to foreign customers represented 28.0% of net sales in the second quarter of 1996 as compared to 31.0% of net sales in the second quarter of 1995.

   The gross profit margin increased to 18.9% of sales in the second quarter of 1996 and 18.5% in the first half of 1996 from 14.5% and 13.9%, respectively, in the comparable periods of 1995, primarily due to lower hide costs in 1996.

   Selling and administrative expenses of $1,953,000 in the second quarter of 1996 decreased $58,000 or 2.9% compared to the second quarter of 1995. The selling and administrative expenses in the first six months of 1996 were $3,682,000 and decreased $182,000 or 5.2% compared to the first half of 1995. The decreases in selling and administrative expenses in 1996 were due principally to reduced selling expenses associated with lower levels of foreign sales.

   Accounts receivable were higher, $22,074,000 at June 30, 1996, as compared to $13,043,000 at December 31, 1995, due principally to seasonal factors. During the second quarter of 1996, inventories increased 3.9%, from $16,428,000 at December 31, 1995 to $17,075,000 at June 30, 1996.

   Capital expenditures for the Leather Operations were $137,000 in the second quarter of 1996 and $607,000 for the first half of 1996. Capital expenditures are expected to be approximately $1,500,000 for the entire year of 1996. Depreciation expense for the Leather Operations in the second quarter of 1996 was $468,000 and $892,000 for the first half of 1996 as compared to $464,000 and $814,000 for the respective periods of 1995.

   Corporate Office Operations: Investment income in the second quarter of 1996 was $597,000 and $1,267,000 in the first half of 1996 as compared to $167,000 for the second quarter and $366,000 for the first half of 1995. The increase in investment income in 1996 reflects the return on the proceeds from the sale of Fuqua's insurance subsidiary in December 1995.

   Interest expense in the second quarter of 1996 was $761,000 and $1,094,000 in the first half of 1996 as compared to $295,000 and $515,000, respectively, in the comparable periods of 1995. The 1996 amounts reflect the higher interest and costs associated with the larger amounts of outstanding debt incurred in connection with acquisitions.

   General and Administrative expenses for corporate office activities were $873,000 in the second quarter of 1996 as compared to $555,000 in the comparable period of 1995 and were $1,725,000 in the first half of 1996 as compared to $1,111,000 in the first half of 1995. The increases in 1996 amounts resulted mainly from higher costs and expenses associated with higher levels of corporate development activity.

   The provision for income taxes for the first six months of 1996 represents an effective tax rate of 36.2% compared to 38.5% for the first half of 1995. This decrease reflects the favorable impacts of tax planning in 1996, and management expectations regarding the income tax position at the end of Fuqua's calendar year.

  Discontinued Operations: During December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") for $34,000,000 to Atlantic American Corporation, an Atlanta, Georgia based publicly-held insurance holding company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note bears interest at prime, half of which is payable quarterly and half of which is payable, together with principal, in October 1996. The term and amount of the note receivable is the same as the note payable which arose in connection with Fuqua's acquisition of American Southern in 1991. Management expects that the note payable will be repaid from the proceeds of the note receivable or, to the extent necessary, repaid with a drawing under a Letter of Credit Agreement which will then be replaced with borrowings under Fuqua's Revolving Credit Facility. The note payable and related acquisition agreements provide for indemnification and certain offset rights which, to the extent claims remain outstanding in October 1996, could result in a delay of payment of the full amount of the note payable. The note receivable from Atlantic American and the related acquisition agreement have similar offset and indemnification rights. In July 1996, American Southern lost its appeal of an unfavorable ruling regarding disputed amounts of tax which the State of Florida claimed should have been paid by American Southern for tax years up through and including 1991. The total amount in dispute, including maximum interest and penalty is approximately $2,000,000. The company from which Fuqua acquired American Southern is obligated to indemnify Fuqua for this amount and, in the event the indemnity payment is not made by such company, Fuqua will offset such amount against the note payable ($11,559,000 outstanding at June 30, 1996) which Fuqua owes in connection with Fuqua's purchase of American Southern in 1991.

   In January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated, ("Kroy"), which historically had been unprofitable. Accordingly, Kroy has been treated as a discontinued operation. In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000, before the benefit of income taxes, was accrued at December 31, 1995 to write down assets to their estimated net realizable values and to pay for obligations, including environmental clean up costs, in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine.

   Recent Pronouncements: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. Fuqua adopted SFAS 121 in the first quarter of 1996 and its adoption did not have a material impact on its results of operations or financial position.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair market value on the date of grant. Fuqua has elected to continue to use APB No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, but will be required by Statement 123 to show pro forma disclosures in Fuqua's 1996 financial statements.

LIQUIDITY:

  Fuqua, as a result of having the proceeds from the sale of American Southern and having expanded the Revolving Credit Facility from $60,000,000 to $100,000,000, had at June 30, 1996, $28,398,000 in cash and investments and had substantial borrowing capacity. The covenants of the expanded Revolving Credit Facility are substantially the same as those which existed under Fuqua's previous credit facility and include normal and customary restrictions regarding funded debt to capital, funded debt to cash flow, interest coverage and limitations of dividend payments and treasury stock purchases. Management believes that Fuqua has adequate resources and borrowing capacity to meet its obligations when due and to pursue an active plan of expansion through acquisitions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminates present on the site and to evaluate their potential off-site extent.

  In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At the time of Fuqua's acquisition, the Lumex Division had $1.3 million in reserves for remediation costs, including additional investigations costs as may be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division did not assume any such costs will be recoverable from third parties nor has the Lumex
Division discounted any of its cost estimates although a portion of the remediation work plan would be performed over a period of years.

     The amounts of these liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed. The estimate of the costs, which is not probable but for which there exists at least a reasonable possibility of occurrence, exceeds the reserves recorded by the Lumex Division by $2.2 million.

     The nature of Fuqua's business results in claims or litigation which management believes to be routine and incidental to Fuqua's business. Fuqua maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent, although in certain actions, plaintiffs request damages that may not be covered by insurance. Management does not believe that the outcome of any such pending claims and litigation will have an adverse material effect upon Fuqua's results of operations or financial condition, although no assurance can be given as to the ultimate outcome of any such claim or litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on June 1, 1996, the stockholders voted as follows:

  1. Re-elected all the nominees as listed in the Proxy Statement, dated April 16, 1996, to the Board of Directors.

                                                               Votes For             Votes Withheld
                                                               ---------             --------------
     J. B. Fuqua                                          4,096,661 shares           193,625 shares
     J. Rex Fuqua                                         4,097,661 shares           192,625 shares
     W. Clay Hamner                                       4,097,666 shares           192,620 shares
     Frank W. Hulse IV                                    4,097,666 shares           192,620 shares
     Lawrence P. Klamon                                   4,097,661 shares           192,625 shares
     Richard C. Larochelle                                4,097,261 shares           193,025 shares
     Gene J. Minotto                                      4,097,266 shares           193,020 shares
     Clark L. Reed, Jr.                                   4,093,086 shares           197,200 shares
     D. Raymond Riddle                                    4,096,666 shares           192,620 shares

  2. Approved Fuqua's 1995 Long-Term Incentive Plan, which provides for granting incentives and awards in the form of options to purchase Common Stock, stock appreciation rights, performance shares, restricted stock, dividend equivalent rights and other stock-based awards to key personnel. There are 300,000 shares of Common Stock reserved for use in connection with this plan.

     1995 Long Term Incentive Plan                         For                     3,013,889 shares
                                                           Against                   588,394 shares
                                                           Abstain                    16,212 shares

  3. Approved Fuqua's 1995 Stock Option Plan for Outside Directors, which provides for the automatic grant of an option to purchase 1,000 shares of Common Stock to each outside director after each annual term. There are 50,000 shares reserved for this plan.

     1995 Stock Option Plan for Outside Directors          For                     3,311,522 shares
                                                           Against                   289,096 shares
                                                           Abstain                    17,877 shares

  4. Approved an amendment to Fuqua's Certificate of Incorporation (the "Certificate") to update the preferred stock authorization provisions therein, in keeping with the current Delaware General Corporation Law. Fuqua has no preferred stock outstanding.

     Update of Preferred Stock Authorization Provisions    For                     3,289,339 shares
                                                           Against                   604,529 shares
                                                           Abstain                    19,520 shares

  5. Approved an amendment to the indemnification provisions of the Certificate to provide that each person involved in any proceeding by reason of the fact that he is or was an officer or director of Fuqua or serving at Fuqua's request in a similar capacity for other entities shall be indemnified to the fullest extent permitted by the Delaware General Corporation Law.

     Amendment to the Indemnification Provisions           For                     3,808,213 shares
                                                           Against                    82,885 shares
                                                           Abstain                    22,290 shares

  6. Approved an amendment to the director exculpation provisions in the Certificate to provide Fuqua's directors with the maximum protection from personal liability available under the Delaware General Corporation Law.

     Amendment to the Director Exculpation Provisions      For                     3,803,199 shares
                                                           Against                    91,330 shares
                                                           Abstain                    18,859 shares

  7. Approved the elimination of certain interested director and officer transaction provisions in the Certificate which relate to the validity of contracts and transactions in which Fuqua's directors or officers could be said to have an interest.

     Elimination of Certain Interested Director and        For                     3,628,182 shares
     Officer Transactions Provisions                       Against                   263,223 shares
                                                           Abstain                    21,983 shares

  8. Approved the elimination of a provision in the Certificate regarding ratification of prior acts of Fuqua's officers and directors.

     Elimination of a Provision Regarding Ratification     For                     3,629,738 shares
     of Prior Acts                                         Against                   261,334 shares
                                                           Abstain                    22,316 shares

  9. Approved certain housekeeping amendments to the Certificate to conform to the current Delaware General Corporation Law.

     Housekeeping Amendments                               For                     3,845,112 shares
                                                           Against                    50,391 shares
                                                           Abstain                    17,885 shares


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Listing of Exhibits

                                                                     Exhibits Incorporated Herein by Reference
                                                            ----------------------------------------------------------
  Designation                                                  Document with Which Exhibit         Designation of Such
 of Exhibit in               Description of                     Was Previously Filed with            Exhibit in That
This Form 10-Q                 Exhibits                                Commission                       Document
- --------------   -----------------------------------        -----------------------------------   --------------------
    3(a)         Amended and Restated Certificate of        Registration Statements on Form S-8,          4(a)
                 Incorporation of Fuqua                     Nos. 333-05461 and 333-05485, dated
                                                            June 7, 1996

    3(b)         Bylaws of Fuqua                            Registration Statements on Form S-8,          4(b)
                                                            Nos. 333-05461 and 333-05485, dated
                                                            June 7, 1996

    10(a)        Amended and Restated Credit Agreement
                 between SunTrust Bank, Atlanta, as Agent,
                 SunTrust Bank, Atlanta, Wachovia Bank of
                 Georgia, N.A., Fleet Bank of Maine, First
                 Union National Bank of Georgia and Fuqua dated as of June 28, 1996.

    10(b)        Collective Bargaining Agreement dated
                 January 31, 1996, between Local 422-S,
                 Production Service and Sales District
                 Council, IUC, AFL-CIO, which was assigned to Lumex Medical Products, Inc. in the
                 Asset Sale Agreement by and between
                 Lumex, Inc., Lumex Medical Products,
                 Inc., MUL Acquisition Corp. II and
                 Fuqua dated March 13, 1996

    11           Statement of Computation of Earnings
                 Per Share

    27           Financial Data Schedules (for SEC use only)
                 Article 5

- ------------------------

          (b)    Reports on Form 8-K

                 A report on Form 8-K dated April 3, 1996 was filed announcing the consummation of Fuqua's acquisition of the medical products division of Lumex, Inc., by and between Lumex, Inc., Lumex Medical Products, Inc., MUL Acquisition Corp. II and Fuqua.

                 An amended report on Form 8-K/A dated April 3, 1996 was filed on June 17, 1996 announcing that Fuqua has been informed by Ernst & Young, LLP, the independent accountants for Lumex, Inc., that Fuqua would not receive the audited financial statements of the business acquired until such time as Lumex, Inc. and Fuqua have resolved potential purchase price adjustments as provided for under the terms of the asset sale agreement. As a result, Fuqua indicated that it will file the audited financial statements for the medical products operations of Lumex, Inc. and the related unaudited pro forma financial statements as soon as the necessary audited financial statements, independent accountants' report and related consent are made available to Fuqua.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FUQUA ENTERPRISES, INC.
                                     Registrant



                              /s/ Brady W. Mullinax, Jr.
                              ------------------------------------------------
                              Brady W. Mullinax, Jr., Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer and Executive Officer duly authorized to sign on behalf of the registrant)





Date:  August 14, 1996