Form 10-Q
period 1996-09-30
FUQUA ENTERPRISES INC
filed 1996-11-14
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1996
                                        ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -------------------

         Commission File Number 0-10583
                                -------

--------------------------------------------------------------------------------

                            FUQUA ENTERPRISES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                13-1988043
 ---------------------------------                        --------------------------
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

           Yes                             No     X
               --------                       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1996, there were 4,478,847 shares outstanding of Common Stock, Par Value $2.50 per share.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES


                                     INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - September 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Income
                 - for three months and nine months ended September 30, 1996 and September 30, 1995

                 Condensed Consolidated Statements of Cash Flows
                 - for nine months ended September 30, 1996 and September 30, 1995

                 Notes to Condensed Consolidated Financial Statements


           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Form 8-K




                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                             (Dollars In Thousands)
-------------------------------------------------------------------------------

                                                                                            September 30,   December 31,
                                                                                                1996           1995
                                                                                            ------------  --------------
ASSETS                                                                                        (Unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  2,076        $  29,000
Investments available for sale  . . . . . . . . . . . . . . . . . . . . . . . .                 11,287           12,550
Receivables
  Trade accounts, less allowance of $309 (1995, $200) . . . . . . . . . . . . .                 32,570           19,102
  Note receivable from sale of subsidiary . . . . . . . . . . . . . . . . . . .                 11,767           11,352
  Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,306                -
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 35,597           21,695
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                  3,262              910
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,189            3,614
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                103,054           98,223
                                                                                              -------------------------

Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 46,096           32,303
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                (13,489)         (10,841)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                 32,607           21,462
                                                                                              -------------------------
Intangible assets, less accumulated amortization of $277 (1995, $25)  . . . . .                 13,559            5,013
Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  7,214                -
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,066            1,066
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,621               95
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                159,121          125,859
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                  6,248           10,903
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $165,369        $ 136,762
                                                                                              =========================




See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                   (Dollars In Thousands, Except Share Data)


                                                                                            September 30,  December 31,
                                                                                                1996           1995
                                                                                            ------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                          (Unaudited)
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      -        $   2,064
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .                 23,983           18,800
Long-term liabilities due within one year . . . . . . . . . . . . . . . . . . .                 12,625           11,668
                                                                                              -------------------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                 36,608           32,532

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 41,284           22,041
                                                                                              -------------------------
   Total Liabilities of Continuing Operations   . . . . . . . . . . . . . . . .                 77,892           54,573

   Total Liabilities of Discontinued Operations   . . . . . . . . . . . . . . .                      -              301
                                                                                              -------------------------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 77,892           54,874
                                                                                              -------------------------
Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                         -             -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,523,669
   shares; (1995, 4,443,169 shares)   . . . . . . . . . . . . . . . . . . . . .                 11,309           11,108
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                 24,847           24,074
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 52,223           46,698
Unrealized gains (losses) on investments  . . . . . . . . . . . . . . . . . . .                    (55)              28
                                                                                              -------------------------
                                                                                                88,324           81,908
Treasury stock, at cost: 44,822 shares; (1995, 995 shares)  . . . . . . . . . .                   (847)             (20)
                                                                                              -------------------------
     Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                 87,477           81,888
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $165,369        $ 136,762
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
            (Unaudited; Amounts In Thousands, Except Per Share Data)

-------------------------------------------------------------------------------

                                                                FOR THREE MONTHS ENDED           FOR NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ---------------------------------  ---------------------------
                                                                  1996           1995             1996           1995
                                                                  ----           ----             ----           ----
REVENUES:
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .      $  49,655       $ 27,923        $ 127,053     $  85,665
  Investment income . . . . . . . . . . . . . . . . . . .            572            210            1,839           576
                                                               -------------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .         50,227         28,133          128,892        86,241
                                                               -------------------------------------------------------


COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .         38,210         23,475           98,584        73,183
  Selling, general and administrative expenses  . . . . .          7,881          2,431           19,682         7,042
  Interest expense  . . . . . . . . . . . . . . . . . . .            862            198            1,956           713
                                                               -------------------------------------------------------
  Total costs and expenses  . . . . . . . . . . . . . . .         46,953         26,104          120,222        80,938
                                                               -------------------------------------------------------


INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .          3,274          2,029            8,670         5,303
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .          1,187            708            3,145         1,971
                                                               -------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .          2,087          1,321            5,525         3,332
                                                               -------------------------------------------------------



DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net . . . .              -           (651)               -           602
                                                               -------------------------------------------------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $   2,087       $    670        $   5,525     $   3,934
                                                               =======================================================

PER SHARE:
  Income from Continuing Operations . . . . . . . . . . .      $     .46       $    .34        $    1.21     $     .86
  Net Income  . . . . . . . . . . . . . . . . . . . . . .      $     .46       $    .17        $    1.21     $    1.02

Common shares and equivalents . . . . . . . . . . . . . .          4,565          3,870            4,556         3,864




See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                       (Unaudited; Dollars In Thousands)


-------------------------------------------------------------------------------

                                                                                                For Nine Months Ended
                                                                                                      September 30,
                                                                                              -------------------------
                                                                                                  1996            1995
                                                                                                  ----            ----
OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (6,584)       $  (1,107)
  Net cash provided by (used in) discontinued operations  . . . . . . . . . . .                  3,759             (525)
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (2,825)          (1,632)
                                                                                              -------------------------

INVESTING ACTIVITIES
  Purchase of business, net of cash acquired  . . . . . . . . . . . . . . . . .
                                                                                               (41,300)               -
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                 21,465            2,625
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                (20,341)            (375)
  Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . .                 (2,041)          (1,297)
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                   (165)            (288)
                                                                                              -------------------------
     Net Cash Provided By (Used In) Investing Activities  . . . . . . . . . . .                (42,382)             665
                                                                                              -------------------------

FINANCING ACTIVITIES
  Net increase in notes payable and long-term liabilities . . . . . . . . . . .                 20,200              793
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                 (2,064)            (449)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                    974              946
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                   (827)             (25)
                                                                                              -------------------------
     Net Cash Provided By Financing Activities    . . . . . . . . . . . . . . .                 18,283            1,265
                                                                                              -------------------------

Increase (Decrease) in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (30,518)           1,111
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,594             (813)
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                 29,000            4,231
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $  2,076        $   4,529
                                                                                              -------------------------





See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

1. CORPORATE DEVELOPMENT ACTIVITIES:

   Fuqua Enterprises, Inc. ("Fuqua"), formerly Vista Resources, Inc., changed its name to Fuqua in September 1995. In December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") and, in January 1996, made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy").

   The results of operations of American Southern and Kroy have been classified as discontinued operations in the accompanying 1995 three months and nine months results as follows:

                                                       FOR THREE MONTHS ENDED    FOR NINE MONTHS ENDED
(Dollars in thousands)                                   SEPTEMBER 30, 1995       SEPTEMBER 30, 1995
--------------------------------------------------------------------------------------------------------
Revenues                                                       $ 14,914                   $ 43,194
Costs and expenses                                               14,583                     41,475
                                                               --------                   --------
Income before income taxes                                          331                      1,719
Income taxes                                                        (24)                       111
                                                               --------                   --------
Net income                                                     $    355                   $  1,608
                                                               ========                   ========

   In November 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets.

   In April 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million in cash, subject to final adjustment as provided in the asset sale agreement. The final purchase price adjustment has not been resolved and may ultimately be settled by arbitration which could result in a change in the purchase price and the allocation thereof to the net assets acquired. The purchase price consisted of all cash and was financed with internal funds and $33.0 million of borrowings under Fuqua's Revolving Credit Facility. The Lumex Division, whose 1995 net sales were $63 million, is headquartered in Bay Shore, Long Island, New York and develops and markets a wide range of health care products including, patient aids, specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems.

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans, using the treasury stock method. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                                            SEPTEMBER 30,              DECEMBER 31,
(Dollars in thousands)                                          1996                       1995
----------------------------------------------------------------------------------------------------
Finished goods                                                 $  9,213                   $  6,598
Work in progress                                                 11,186                      6,738
Raw materials and supplies                                       15,198                      8,359
                                                               --------                   --------
                                                               $ 35,597                   $ 21,695
                                                               ========                   ========

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                      FOR NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
(Dollars in thousands)                                            1996                      1995
----------------------------------------------------------------------------------------------------
Interest payments                                              $  2,179                   $  1,491
                                                               --------                   --------
Income tax payments                                            $  2,095                   $  2,893
                                                               --------                   --------

5. REVOLVING CREDIT FACILITY:

     In June 1996, Fuqua amended its Revolving Credit Facility to expand the maximum borrowing amount from $60 million to $100 million. The Revolving Credit Facility bears interest based on matrix pricing. At September 30, 1996, borrowings under the Revolving Credit Facility were $36 million which accrue interest at the rate of LIBOR plus 70 basis points. The covenants of the Revolving Credit Facility are substantially the same as those which existed under Fuqua's previous credit facility and include normal and customary restrictions regarding funded debt to capital, funded debt to cash flow, interest coverage and limitations of dividend payments and treasury stock purchases.

     On November 8, 1996, Fuqua entered into a Letter of Credit Agreement with the agent bank that leads the bank group which funds Fuqua's Revolving Credit Facility. The Letter of Credit Agreement provides up to $3,000,000 in outstanding letters of credit for Fuqua to use in connection with its import and export activities.

6. CAPITAL STOCK:

   During the third quarter of 1996, options for 25,000 shares of common stock were issued at $24.00 per share and no options were exercised in connection with Fuqua's stock option plans. During the third quarter of 1996, no shares of common stock were acquired by Fuqua for its treasury.

   During the third quarter of 1995, options for 67,000 shares were exercised at $8.50 per share and Fuqua did not purchase any shares for its treasury.

7. ENVIRONMENTAL CONTINGENCY:

   In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminantes present on the site and to evaluate their potential off-site extent.

   In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At the time of Fuqua's acquisition, the Lumex Division had $1.3 million in reserves for remediation costs, including additional investigation costs as may be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division did not assume any such costs will be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates although a portion of the remediation work plan would be performed over a period of years.

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

                              ____________________

   The unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Additionally, interim results are not necessarily indicative of the results which may be expected for the entire fiscal year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Fuqua's 1995 Annual Report on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENT ACTIVITIES:

   Acquisitions: In November 1995, Fuqua acquired 100% of the common stock of Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Basic's results of operations have been included in the consolidated results of Fuqua for the three months and nine months ended September 30, 1996.

   In April 1996, Fuqua, through its wholly-owned subsidiaries, Lumex Medical Products, Inc. and MUL Acquisition Corp. II, consummated the acquisition of the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40.7 million, subject to final adjustment as provided in the asset sale agreement. The final purchase price adjustment has not been resolved and may ultimately be settled by arbitration which could result in a change in the purchase price and the allocation thereof to the net assets acquired. The purchase price consisted of all cash and was financed with internal funds and borrowings under Fuqua's Revolving Credit Facility. The Lumex Division, whose 1995 net sales were $63 million, develops and markets a wide range of health care products including patient aids, specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics. The results of operations of the Lumex Division have been included in Fuqua's consolidated results for the third quarter of 1996 and, together with Basic's results, represents Fuqua's Medical Products Operations. Management believes that Basic and the Lumex Division will provide a base for Fuqua's further expansion in the medical products markets.

   In April 1996, Fuqua's Leather Operations, through a joint venture, acquired an interest in a tannery in the People's Republic of China. Through its joint venture, the Leather Operations produces leather in China and markets the products throughout China and Southeast Asia. The results of operations of the joint venture since its acquisition have been included in the consolidated results of Fuqua.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

   Medical Products Operations: Net sales in the third quarter of 1996 were $21,826,000 which produced a net operating profit of $1,339,000 and resulted in a net profit margin of 6.1%, after selling and administrative costs of $5,165,000. Net sales for the nine months ended September 30, 1996 were $49,596,000 which produced a net operating profit of $2,765,000 and resulted in a net profit margin of 5.6%, after selling and administrative costs of $11,559,000.

   Inventories at September 30, 1996 were $13,877,000 as compared to $5,267,000 at December 31, 1995 and accounts receivable at September 30, 1996 were $15,423,000 as compared to $5,740,000 at December 31, 1995. The significant increases at September 30, 1996 reflect the impact of the April 1996 acquisition of the Lumex Division.

   Capital expenditures for the Medical Products Operations were $459,000 in the third quarter of 1996 and were $805,000 for the first nine months of 1996. Capital expenditures are expected to be approximately $1,000,000 for the entire year of 1996. Depreciation and amortization expense for the third quarter of 1996 was $681,000 and for the first nine months of 1996 was $1,529,000.

   Leather Operations: Net sales of the Leather Operations were $27,837,000 in the third quarter of 1996 which was a decrease of $86,000 (less than 1%) compared to the third quarter of 1995. The net sales for the first nine months of 1996 were $77,457,000 which was a decrease of $8,208,000 (9.6%) compared to the first nine months of 1995. The decrease in the nine month period was principally the result of decreased volume of leather shipped to producers of shoes who were adversely affected by soft retail demand. Sales to foreign customers represented 34.9% of net sales in the third quarter of 1996 as compared to 25.5% of net sales in the third quarter of 1995.

   The gross profit margin increased to 17.8% of sales in the third quarter of 1996 and 18.3% in the first nine months of 1996 from 15.9% and 14.6%, respectively, in the comparable periods of 1995, primarily due to lower hide costs in 1996.

   Selling and administrative expenses of $1,824,000 in the third quarter of 1996 increased $71,000 (4.0%) compared to the third quarter of 1995. The selling and administrative expenses in the first nine months of 1996 were $5,506,000 and increased $253,000 (4.8%) compared to the first nine months of 1995. The increases in selling and administrative expenses in 1996 were due principally to increased selling expenses associated with higher levels of foreign sales and the increase in the mix of customers on which higher sales commissions were required in the third quarter.

   Accounts receivable were $17,147,000 at September 30, 1996, as compared to $13,043,000 at December 31, 1995. During the third quarter of 1996, inventories increased 32.2%, from $16,428,000 at December 31, 1995 to $21,720,000 at September 30, 1996. These increases in receivables and inventories reflect principally seasonal factors.

   Capital expenditures for the Leather Operations were $689,000 in the third quarter of 1996 and $1,296,000 for the first nine months of 1996. Capital expenditures are expected to be approximately $1,500,000 for the entire year of 1996. Depreciation expense for the Leather Operations in the third quarter of 1996 was $432,000 and $1,324,000 for the first nine months 1996 as compared to $412,000 and $1,152,000 for the respective periods of 1995.

   Corporate Office Operations: Investment income in the third quarter of 1996 was $564,000 and $1,831,000 in the first nine months 1996 as compared to $210,000 for the third quarter and $576,000 for the first nine months of 1995. The increase in investment income in 1996 reflects the return on the proceeds from the sale of Fuqua's insurance subsidiary in December 1995.

   Interest expense in the third quarter of 1996 was $862,000 and $1,956,000 in the first nine months 1996 as compared to $198,000 and $713,000, respectively, in the comparable periods of 1995. The 1996 amounts reflect the higher interest and costs associated with the larger amounts of outstanding debt incurred in connection with acquisitions.

   General and Administrative expenses for corporate office activities were $892,000 in the third quarter of 1996 as compared to $678,000 in the comparable period of 1995 and were $2,617,000 in the first nine months of 1996 as compared to $1,789,000 in the first nine months of 1995. The increases in 1996 amounts resulted mainly from higher costs and expenses associated with higher levels of corporate development activity.

   The provision for income taxes for the first nine months of 1996 represents an effective tax rate of 36.3% compared to 37.2% for the first nine months of 1995. This decrease reflects the favorable impacts of tax planning in 1996, and management expectations regarding the income tax provision for Fuqua's calendar year.

   Discontinued Operations: During December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") for $34,000,000 to Atlantic American Corporation, an Atlanta, Georgia based publicly-held insurance holding company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note bore interest at prime, half of which was payable quarterly and half of which was payable, together with principal, in October 1996. The term and amount of the note receivable is the same as the note payable which arose in connection with Fuqua's acquisition of American Southern in 1991. In October 1996, the note payable was repaid from the proceeds of the note receivable. In September 1996, Fuqua settled the disputed amounts which the State of Florida claimed should have been paid by American Southern for tax years up through and including 1991. The company from which Fuqua acquired American Southern reimbursed Fuqua for the amounts paid to the State of Florida.

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

LIQUIDITY AND CAPITAL RESOURCES:

   Fuqua, as a result of having the proceeds from the sale of American Southern and having expanded the Revolving Credit Facility from $60,000,000 to $100,000,000, had at September 30, 1996, $13,363,000 in cash and investments and had substantial borrowing capacity. The covenants of the expanded Revolving Credit Facility are substantially the same as those which existed under Fuqua's previous credit facility and include normal and customary restrictions regarding funded debt to capital, funded debt to cash flow, interest coverage and limitations of dividend payments and treasury stock purchases. On November 8, 1996, Fuqua entered into a Letter of Credit Agreement with the agent bank that leads the bank group which funds Fuqua's Revolving Credit Facility. The Letter of Credit Agreement provides up to $3,000,000 in outstanding letters of credit for Fuqua to use in connection with its import and export activities.

   In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminantes present on the site and to evaluate their potential off-site extent.

   In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At the time of Fuqua's acquisition, the Lumex Division had $1.3 million in reserves for remediation costs, including additional investigation costs as may be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division did not assume any such costs will be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates although a portion of the remediation work plan would be performed over a period of years.

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

   In past years, certain of Fuqua's subsidiaries involved in the tanning of leather ceased operations and were required to conduct environmental clean up procedures under supervision of state environmental agencies. Additionally, certain of Fuqua's subsidiaries, which were in businesses no longer conducted by Fuqua, were named as Potentially Responsible Parties for sites where these subsidiaries allegedly delivered waste products. The costs attributable to these matters have not been material to Fuqua's results of operations or financial position and management does not expect that future amounts to be incurred will materially exceed amounts already accrued or paid.

   Management believes that Fuqua has adequate resources and borrowing capacity to meet its obligations when due and to pursue an active plan of expansion through acquisitions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     There have been no material developments in matters described in reports filed in fiscal 1996.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Listing of Exhibits

                 10(a) Letter of Credit Agreement between SunTrust Bank, Atlanta and Fuqua dated as of November 8, 1996 (Fuqua agrees to furnish a copy of any omitted schedule to the Commission upon request)

                 11      Statement of Computation of Earnings Per Share

                 27      Financial Data Schedule (for SEC use only) Article 5

          (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FUQUA ENTERPRISES, INC.
                            Registrant



                            s/s Brady W. Mullinax, Jr.
                            -----------------------------------------------
                            Brady W. Mullinax, Jr., Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer and Executive Officer duly authorized to sign on behalf of the registrant)






Date:  November 14, 1996