Form 10-K405
period 1996-12-31
FUQUA ENTERPRISES INC
filed 1997-03-21
CIK 88190

                                   FORM 10-K

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

         FOR THE FISCAL YEAR ENDED      DECEMBER 31, 1996
                                  -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION FROM                 TO
                                 ---------------    -------------------

         Commission File Number 0-10583
                                -------

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
 ----------------------------------          -------------------------------
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

                                  Yes   x            No
                                     -------           --------



    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

    The aggregate market value of the voting stock of the registrant (based upon the closing price on March 14, 1997 on the NYSE) held by non-affiliates was $54,269,752.

   The number of shares of Common Stock outstanding as of March 14, 1997 was 4,478,847.


--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


    Certain portions of the registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on May 3, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Report.

                            FUQUA ENTERPRISES, INC.
                               INDEX TO REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                                             Page
                                                                                                              No.
                                                                                                             ----
                                                 PART I
Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1
           Medical Products Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1
           Leather Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3
           Discontinued Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4
           Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4

Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .             6

Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6

                                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters   . . . . . . . .             7

Item 6.  Selected Consolidated Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . .             7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .             8

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .            11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . .            12

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . .            12

Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12

Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . .            12

Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . .            12

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K   . . . . . . . . . . . . .            13

                                               OTHER SECTIONS

Section F Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . .        F-1/15

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

    Fuqua, through its subsidiaries, is a manufacturer of a variety of products, including beds, patient aids, specialty seating, bathroom safety, mobility products, vacuum systems, therapeutic support systems and heat and cold packs for the acute, long-term and home health care markets and also produces a broad line of leathers that are sold to manufacturers of shoes, handbags, personal leather goods and furniture in both the United States and foreign markets. FOR FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC SALES, SEE NOTE 10 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

    During 1995, Fuqua acquired Basic American Medical Products, Inc. ("Basic"), and sold its insurance subsidiary, American Southern Insurance Company ("American Southern"). In January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy"), which had historically been unprofitable. In April 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division"). The Lumex Division develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. In February 1997, Fuqua acquired 100% of the common stock and warrants of Prism Enterprises, Inc. ("Prism"). Prism, whose 1996 net sales were approximately $12,000,000, is a manufacturer of therapeutic heat and cold packs for medical and consumer use and vacuum systems for obstetrical and other applications.

MEDICAL PRODUCTS OPERATIONS

    Fuqua acquired Basic in November 1995 and the Lumex Division in April 1996 which together represent Fuqua's Medical Products Operations through 1996. The Medical Products Operations' business description which follows is before the acquisition of Prism in February 1997. Prism's business is described separately herein under "Acquisition of Prism".

    The Medical Products Operations manufacture electric and manual acute and long-term care beds and patient-room furniture, equipment and furnishings at their facilities located in the United States and sell the majority of these products directly to owners of acute and long-term care facilities. Additionally, the Medical Products Operations manufacture home care beds at facilities located in the United States which are sold principally through independent dealers and distributors. The Medical Products Operations manufacture, as well as import and assemble, specialty seating products, wheelchairs, patient aids, bathroom safety and mobility products for the health care markets. The Medical Products Operations' sales are principally to customers within the United States. Management believes that the Medical Products Operations are the leading supplier of long-term care facility beds and specialty seating for dialysis clinics and that they have a relatively small share of the acute care and home health care markets.

    The Medical Products Operations encounter significant competition from a number of manufacturers in each of their product lines and they compete on the basis of product features and performance, on their ability to provide a full range of products and design services for owners of long-term care facilities, and their ability to deliver products and services at competitive prices. The Medical Products Operations' business is not seasonal.

    The Medical Products Operations' manufacturing processes include fabrication, assembly and quality assurance. They purchase raw materials, principally aluminum, steel and wood from a number of different vendors. Additionally, they purchase electric motors and electronic controls from independent third parties. The Medical Products Operations are not dependent on any one vendor for their supply of raw materials. The impact of unfavorable raw material price fluctuations on the Medical Products Operations is reduced by their ability to pass along increases to their customers and the relatively short time required to design, produce and deliver the order to a long-term care facility, or to manufacture and deliver to independent dealers and home health care providers.

    The Medical Products Operations conduct product research and development at their manufacturing facilities. Amounts expended in 1996 were $592,000 and in 1995 were $0 (during the two month period included in Fuqua's Consolidated Results of Operations). Patents and trademarks are important to the business of the Medical Products Operations including the trademarks of Simmons(R), Lumex(R), Akros(R), Easy Living(R), Orthobiotic(R) and Posture Glide(R) which have been, and will continue to be, aggressively defended by the Medical Products Operations.

    Government regulations which affect the health care industry affect Fuqua's Medical Products Operations. Medicare and Medicaid provide reimbursement for the cost of medical equipment, beds and furnishings acquired by owner/operators of acute care and long-term care facilities and by home health care providers. Accordingly, changes to or delays in Medicare and Medicaid reimbursement can affect the timing of payment received by the Medical Products Operations from their customers and can exert downward pressure on prices which the Medical Products Operations charge their customers for their products. Management believes that recent changes and improvements in health care cost containment and the current growth in managed care favor the Medical Products Operations as a provider to the growing long-term care and home health care markets.

    The United States Food and Drug Administration (the "FDA") regulates the manufacture and sale of medical devices. The Medical Products Operations' products are classified as Class I and Class II devices. In general Class I devices must comply with certain general controls and with certain labeling and record keeping requirements. Class II devices must comply with general controls and certain performance standards and must receive pre-market approval from the FDA. Management believes that the Medical Products Operations are presently in material compliance with all applicable regulations promulgated by the FDA and relevant state agencies.

    The Medical Products Operations funded their working capital needs in 1996 through cash flow from operations and through borrowings under Fuqua's Revolving Credit Facility, which Management believes will continue to be adequate to cover working capital needs.

    Acquisition of Prism: In February 1997, Fuqua acquired 100% of the common stock and warrants of Prism. Prism manufactures therapeutic heat and cold packs at its facility located in San Antonio, Texas and sells these products through independent representatives to acute and long-term care markets. Prism also manufactures vacuum systems for obstetrical use which are sold through third-party distributors to acute care markets and manufactures vacuum systems for consumer use at its facility located in Rancho Cucamonga, California, which are sold through manufacturer representatives to automotive warehouse distributors and international and independent retail customers. Prism is the leading supplier of obstetrical vacuum systems and has a significant market share of the heat and cold packs for acute and long-term care markets.

    Prism encounters competition from a number of manufacturers in each of its product lines and competes principally on the basis of product features and performance at competitive prices. Prism's medical products are not seasonal; however, sales of their consumer products, such as hand warmers and cold packs and vacuum systems for non-medical use, are seasonal.

    Prism's manufacturing processes include fabrication, assembly and quality assurance. Prism purchases raw materials, principally sodium acetate and nylon and vinyl bags, for heat and cold packs and purchases gauges and plastic resin for the vacuum systems from a few large suppliers. Management believes that there are alternative suppliers of all of its raw materials at competitive prices.

    Prism hires third-party contractors to perform its product research and development; however, amounts incurred have not historically been significant.

    Patent and trademarks are important to Prism's business, including Mityvac(R), ZapPac(R), EZ Heat(R) and Aqua Cool(R). Management has in the past, and will continue to aggressively defend its rights to these and other of its patents and trademarks.

    Prism's heat and cold packs are Class I devices and its vacuum systems for obstetrical use are Class II devices regulated by the FDA. Management believes that Prism is presently in material compliance with all applicable regulations promulgated by the FDA and relevant state agencies.

    Prior to the acquisition by Fuqua, Prism financed its working capital needs through cash flow from operations and through bank financing. Fuqua intends to finance Prism's working capital needs through Fuqua's Revolving Credit Facility.

LEATHER OPERATIONS

    Fuqua's leather business is conducted through Irving Tanning Company and its subsidiaries. In March 1996, Fuqua entered into an agreement to acquire a 70% interest in a joint venture which acquired a 50% interest in a tannery in the People's Republic of China. In November 1996, Fuqua's interest in the joint venture was reduced to 60% as a result of admitting a new venture partner. Fuqua's investment and advances related to the joint venture at December 31, 1996 were approximately $1,967,000. Through its joint venture, Irving Tanning Company produces leathers in China and markets the products throughout China and Southeast Asia. The joint venture, together with Irving Tanning Company and its subsidiaries, make up Fuqua's leather business (the "Leather Operations").

    Tanned leathers are manufactured in a wide variety of textures, colors and styles. Products are manufactured to customers' orders which avoids the necessity of maintaining a large inventory of finished goods. The Leather Operations sell directly to manufacturers, using independent agents and their own sales force.

    Until 1990, cowhides were purchased in the raw condition, and all tanning and other processes necessary to produce the finished leather were performed by the Leather Operations. In 1990, the Leather Operations began buying hides that had already undergone the initial chrome tanning process from one principal supplier, although alternate sources at competitive prices are available. Costs of hides can vary substantially from year to year and within a year due to supply and demand.

    The Leather Operations implemented a modernization and expansion program, expending over $13,850,000 during the five years from 1990 through 1994 for new buildings, new equipment and improvement of the production facilities. This program has produced greater efficiencies, better yields, higher and more consistent quality, reduced manufacturing cycle times and lower inventories than would otherwise have been achieved. Capital expenditures incurred in 1995 of $1,508,000 and in 1996 of $1,594,000 were at levels consistent with the requirements of normal operations and were less than the depreciation expense recorded in these respective years.

    Patents, trademarks, licenses and franchises are not considered important to the Leather Operations' business. Additionally the business is not regarded as highly seasonal, although sales are generally lower in the first and fourth quarters.

    Research and development expenditures amounted to approximately $830,000 in 1996, $802,000 in 1995 and $800,000 in 1994.

    The tanning industry, like many others in the United States, faces ever-changing government standards and both state and Federal licensing procedures. The changing licensing requirements necessitate updating that is technically complex, and meeting the changing requirements could be costly and time-consuming. The Town of Hartland, Maine charges the Leather Operations for approximately 95% of the costs to operate the Town's water treatment facility and landfill. These expenditures include amounts required to maintain state and Federal water quality and environmental standards, which historically have not been significant. Expenditures for environmental control purposes with respect to Fuqua's continuing Leather Operations are not expected to be material in 1997. Management believes that its continuing Leather Operations are operating in substantial compliance with all relevant environmental regulations.

    In 1996, sales to one customer amounted to $15,722,000 and to another $15,506,000. In 1995, sales to one customer amounted to $23,662,000 and sales to another $15,938,000. In 1994, sales to one customer amounted to $20,007,000 and to another $17,426,000. The Leather Operations' business is not dependent upon a single customer or a few customers; however, loss of one or both of the Leather Operations' largest customers could have a material adverse affect on future earnings. Foreign operations were not significant in 1996, but about 35% of the Leather Operations' 1996 sales were to customers in foreign countries, compared to 27% in 1995 and 29% in 1994.

    The backlog of the Leather Operations' unshipped orders has historically increased each year, however, the backlog has not proven to be an accurate predictor of subsequent sales due to the negative impact of competitive pricing pressures and the rapid changes in retail demand which affect the Leather Operations' customers.

    Fuqua's Leather Operations compete on the basis of quality, price, service and product performance with many domestic and international producers of natural leather and, to a lesser extent, synthetic materials used instead of leather. Foreign competition is intense for the Leather Operations as well as for other domestic tanneries, in part because foreign tanneries are allowed to buy United States raw hides, but foreign countries normally do not permit their raw hides to be exported. Lower labor costs and less stringent environmental regulations overseas are factors in heightened competition. The Leather Operations benefit from a dependable water supply and a loyal and stable labor force.

    The Leather Operations fund their working capital needs through cash flow from operations and through borrowings under Fuqua's Revolving Credit Facility which Management believes is adequate to cover the working capital needs of the Leather Operations.

DISCONTINUED OPERATIONS

    Fuqua sold its insurance subsidiary, American Southern, in December 1995 and, as a result, Fuqua no longer has any continuing insurance operations. American Southern was a multi-line property and casualty company primarily engaged in the sale of automobile insurance. Additionally, in January 1996, Fuqua made the decision to discontinue the operations of Kroy, its tanning operation located in East Wilton, Maine. Separate and distinct from Fuqua's continuing leather business, Kroy produced sheep skin and deer skin leathers which were sold principally to garment manufacturers. The results of operations and the estimated loss on disposal of Kroy and American Southern have been reflected in the 1995 financial statements as discontinued operations.

    In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000, before the benefit of income taxes, was accrued in 1995 to write down assets to their net estimated realizable values and to pay for obligations, including environmental costs, which may arise in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine. SEE NOTE 3 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS FOR A FURTHER DESCRIPTION OF DISCONTINUED OPERATIONS.

EMPLOYEES

    As of December 31, 1996, Fuqua and its subsidiaries employed 1,154 people.

ITEM 2. PROPERTIES

    The principal manufacturing and distribution facilities of the Leather Operations, Medical Products Operations (including Prism) and Fuqua's corporate office, substantially all of which are fully utilized (except as otherwise indicated) and suitable for the purpose intended, are as follows:



==========================================================================================================

         LOCATION            SQUARE FEET     LEASE EXPIRATION             CHARACTER OF USE
                                                  DATE
==========================================================================================================

==========================================================================================================
 Atlanta, Georgia               11,783          4-30-2000      Corporate Office
 Atlanta, Georgia               50,000            Owned        Medical Products Operations' Office and
                                                               Showroom
 Bay Shore, New York           130,000            Owned        Medical Products Operations' Manufacturing
 Bay Shore, New York           170,000            Owned        For Sale
 Downey, California             23,000          1-31-2000      Medical Products Operations' Warehouse and
                                                               Distribution
 Ellsworth, Maine(1)            76,000            Owned        Idle - For Sale
 East Wilton, Maine(2)          54,100            Owned        Idle - For Sale
 Fond du Lac, Wisconsin        133,000            Owned        Medical Products Operations' Manufacturing
 Hartland, Maine               444,000            Owned        Leather Operations' Tannery & Fabrication
 Johnstown, New York            42,000          12-1-2010      Medical Products Operations' Manufacturing
 Lancaster, Pennsylvania(3)    191,000          5-31-2000      Idle - For Sublease
 Lawrenceville, Georgia         50,000            Owned        Medical Products Operations' Manufacturing
 Memphis, Tennessee             21,000       Month-to-Month    Medical Products Operations' Warehouse and
                                                               Distribution
 Rancho Cucamonga,                                             Medical Products Operations' Manufacturing
   California                   24,000          12-31-97       Medical Products Operations' Office and
 San Antonio, Texas             23,000           2-28-98       Manufacturing
 Toccoa, Georgia(2)             35,000            Owned        Idle- For Sale
 Tupelo, Mississippi            45,000       Month-to-month    Medical Products Operations' Manufacturing
==========================================================================================================

(1)  Operations at this plant have been suspended for a number of years.
(2) The decision was made to discontinue operations at this facility during 1996.
(3) The decision was made to exit activity at this facility in connection with Fuqua's acquisition of the Lumex Division.

ITEM 3. LEGAL PROCEEDINGS

    Environmental Contingency: In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent.

    In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At December 31, 1996, the Lumex Division had $1,713,000 in reserves for remediation costs, including additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates, although a portion of the remediation work plan will be performed over a period of years.

    The amounts of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed. The estimate of the costs, which are not probable but for which there exists at least a reasonable possibility of occurrence, exceeds the reserves recorded by the Lumex Division at December 31, 1996 by $1,600,000.

    Arbitration of Purchase Price: In connection with Fuqua's acquisition of the Lumex Division, the purchase price is subject to a final adjustment as provided for in the asset sale agreement between Fuqua and Cybex International, Inc. (formerly known as Lumex, Inc.) (the "Seller"). The Seller has been notified that Fuqua disagrees with the Seller's proposed purchase price adjustment and that the dispute will be resolved through arbitration. The ultimate outcome in arbitration will change the purchase price and the allocation thereof by Fuqua to the net assets acquired. The amount of such adjustment is not presently determinable but could be significant. SEE NOTE 2 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

    Other: The nature of Fuqua's business results in claims or litigation which Management believes to be routine and incidental to Fuqua's business. Fuqua maintains insurance in such amounts and with such coverages and deductibles as Management believes are reasonable and prudent, although in certain actions, plaintiffs request damages that may not be covered by insurance. Management does not believe that the outcome of any such pending claims and litigation will have an material adverse effect upon Fuqua's results of operations or financial condition, although no assurance can be given as to the ultimate outcome of any such claim or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the three months ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Fuqua as of the date hereof elected to serve until the next annual meeting of the Board of Directors of Fuqua are as follows:


==============================================================================================================
                                                                                              POSITION HELD
                  NAME                     AGE                     OFFICE                         SINCE
==============================================================================================================
 J. B. Fuqua                                78    Chairman of the Board                            April 1989
 J. Rex Fuqua                               47    Vice Chairman of the Board                      August 1995
 Lawrence P. Klamon                         60    President and Chief Executive Officer           August 1995
 John J. Huntz, Jr.                         46    Executive Vice President and Chief              August 1995
                                                     Operating Officer
 Brady W. Mullinax, Jr.                     43    Vice President-Finance, Treasurer and Chief      March 1994
                                                     Financial Officer
==============================================================================================================


    J. Rex Fuqua, Vice Chairman of the Board, is the son of J. B. Fuqua, the Chairman of the Board.

    From July 1989 to March 199l, Mr. J. B. Fuqua served as Senior Chairman of Fuqua Industries, Inc.; prior to that he was the founder, Chairman of the Board and Chief Executive Officer of Fuqua Industries, Inc. from September 1965 to July 1989. Since 1985, Mr. J. Rex Fuqua has served as President and Chief Executive Officer of Realan Capital Corporation, a privately-held investment corporation located in Atlanta, Georgia. From 1991 to July 1995, Mr. Klamon served as Senior Counsel of Alston & Bird, a prominent Atlanta law firm; prior to that, from 1968 to 1991, he was associated with Fuqua Industries, Inc., a diversified holding company, rising from General Counsel to President and Chief Executive Officer and a member of the Board of Directors. From February 1994 to July 1995, Mr. Huntz served as Senior Vice President of Fuqua; from September 1989 to January 1994, Mr. Huntz served as the Managing Partner of Noble Ventures International, Inc., a venture investment and advisory firm, located in Atlanta, Georgia; prior to that, from October 1984 to September 1989, he served as Director of Capital Resources of Arthur Young & Company, an accounting firm. From January 1994 to March 1994, Mr. Mullinax served as a financial consultant to Fuqua; and prior to that, from July 1987 to June 1993, he was a partner with Price Waterhouse, an accounting firm.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    (a) Principal Market

        Fuqua's Common Stock is traded on the New York Stock Exchange (symbol
FQE).

    (b) Stock Price and Dividend Information

        The following table summarizes the high and low market price for 1996 and 1995 as reported in The Wall Street Journal. The closing price of the Common Stock on March 14, 1997 was $22.25.



========================================================================================
                               MARKET PRICE OF COMMON STOCK
         QUARTER                          1996                            1995
          ENDED                   HIGH             LOW             HIGH            LOW
========================================================================================
 March 31                       $25.875          $18.25          $24.50          $20.00
 June 30                         29.50            25.625          23.375          18.75
 September 30                    28.875           22.875          24.75           20.125
 December 31                     24.625           23.375          24.125          18.25

========================================================================================


        Fuqua has not paid cash dividends since 1988, and the Board of Directors does not anticipate that cash dividends will be paid in the foreseeable future. Fuqua's Revolving Credit Facility also restricts the amount of dividends which can be paid. SEE NOTE 8 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

    (c) Approximate Number of Holders of Common Stock:

        As of March 14, 1997, there were 782 stockholders of record of Fuqua's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
Year ended December 31,
(Dollars in thousands, except share data)            1996(4)         1995(1)        1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS(2)
Net sales                                         $  181,543     $  117,128      $  118,011     $  105,785      $   76,226
Income from continuing
    operations                                         7,273          5,250           5,822(3)       3,775           1,030
Per share:
  Income from continuing
   operations                                     $     1.60     $     1.32      $     1.51(3)  $      .98      $      .27
--------------------------------------------------------------------------------------------------------------------------

YEAR-END DATA
Total assets                                      $  151,411     $  136,762      $  158,101     $  140,299      $  127,227
Long-term debt obligations                            30,686         22,041          14,445         11,639          10,808
Stockholders' equity                                  89,280         81,888          64,322         57,378          48,665
Stockholders' equity per share                    $    19.93     $    18.43      $    17.10     $    15.31      $    13.10
Common shares outstanding                          4,478,847      4,442,174       3,762,424      3,748,374       3,713,870
--------------------------------------------------------------------------------------------------------------------------


Note:
1.  Includes Basic for the two month period ended December 31, 1995.
2. See footnotes to Consolidated Financial Statements for information on discontinued operations.
3. Includes $544 ($.14 per share) for favorable adjustment of income tax contingencies.
4. Includes the Lumex Division for the nine month period ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

ACQUISITIONS: In November 1995, Fuqua acquired 100% of the common stock of Basic American Medical Products, Inc. ("Basic"). Basic, through its divisions, Simmons Healthcare, Omni Manufacturing and SSC Medical, is a manufacturer and distributor of medical equipment and furnishings for the acute, long-term and home health care markets. Basic's results of operations were included in the consolidated results of Fuqua for the last two months of 1995.

    On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") for approximately $40,750,000. As provided in the asset sale agreement, the purchase price is subject to a final adjustment, the amount of which is in dispute and is being resolved by arbitration. The Lumex Division develops and markets a wide range of health care products including specialty seating, bathroom safety, mobility products, health care beds and therapeutic support systems. The Lumex Division is headquartered in Bay Shore, Long Island, New York and markets the majority of its products to the home health care market and the remainder to institutional markets, including acute care and extended care facilities and dialysis clinics. The Lumex Division's results of operations have been included in the consolidated results of Fuqua for the last nine months of 1996.

    On February 26, 1997, Fuqua acquired 100% of the common stock and warrants of Prism Enterprises, Inc. ("Prism") for approximately $19,500,000. Prism, whose 1996 net sales were approximately $12,000,000, is a manufacturer of therapeutic heat and cold packs for medical and consumer use and vacuum systems for obstetrical and other applications. Prism's operating facilities are located in San Antonio, Texas and Rancho Cucamonga, California.

    In March 1996, Fuqua, through its Leather Operations, entered into an agreement to acquire 70% of a joint venture which acquired a 50% interest in a tannery in the People's Republic of China. In November 1996, the Leather Operations' interest in the joint venture was reduced to 60% as a result of admitting a new venture partner. Investment and advances related to the joint venture at December 31, 1996 were $1,967,000. Through its joint venture, the Leather Operations produce leather in China and market the products throughout China and Southeast Asia.

MEDICAL PRODUCTS OPERATIONS: Net sales for the Medical Products Operations were $73,711,000 for 1996 and $5,198,000 for 1995. Gross profit margins were 29.9% in 1996 and 27.4% in 1995 and net profit margins were 6.4% in 1996 and 7.7% in 1995. However, the results of Basic are included only for two months in 1995 and the results of the Lumex Division are included only for nine months in 1996. As a result the increases in net sales and the changes in margin percentages are not comparable.

LEATHER OPERATIONS: Net sales of the Leather Operations were 3.7% lower in 1996 than in 1995; 1995 net sales were 5.1% lower in 1995 than in 1994. The decreases in net sales from 1995 to 1996 and from 1994 to 1995 reflected volume declines which could not be offset by price increases. During much of 1996 and 1995, the demand for leather was adversely affected by weak retail sales of shoes and other leather products. Additionally, hide prices during the last half of 1995 and the first half of 1996 were unusually low which resulted in lower prices charged to customers in these periods. Sales to customers in foreign countries were $38,294,000 in 1996 as compared to $30,662,000 in 1995 and $34,516,000 in 1994. Sales to customers in foreign countries represented 35.5%, 27.4% and 29.3% of the Leather Operations' net sales. The increases in foreign sales from 1995 to 1996 reflect principally the growth in foreign markets and the success of the Leather Operations' marketing efforts.

    The gross profit margin percentage was 17.4% in 1996, 15.5% in 1995 and 14.9% in 1994. The increase in 1995 and 1996 reflects the favorable impact of falling hide prices during the last half of 1995 which continued during the first half of 1996 and improvements in operational efficiencies from 1994 through 1996.

    The increase in selling and administrative expenses of the Leather Operations from $6,580,000 in 1994, $6,926,000 in 1995 and $7,831,000 in 1996
was almost entirely related to expansion of the sales effort and higher levels of selling costs on export sales during the periods from 1994 to 1996.

    Net profit margin as a percentage of sales was 10.1% in 1996 and 9.3% in 1995 and 1994.

CORPORATE OFFICE OPERATIONS: Investment income in 1996 was $1,939,000 as compared to $828,000 in 1995 and $541,000 in 1994. The increases in investment income resulted from higher amounts invested in 1996 and 1995 as compared to 1994. Additionally, the higher amounts of investment income in 1996 reflect the return on the proceeds from the sale of Fuqua's insurance subsidiary on December 31, 1995. Capital losses, net of gains, of $54,000 were included as a reduction in investment income in 1996. Capital gains, net of losses, included in investment income were $42,000 in 1995 and $0 in 1994.

    General and administrative expenses for corporate office activities were $804,000 higher in 1996 than in 1995 and 1995 amounts were $492,000 higher than in 1994. The increases during the periods from 1994 to 1996 have been primarily the result of increased corporate development activity.

INTEREST EXPENSE: Interest expense in 1996 was $1,576,000 higher than 1995 and the 1995 amount was $169,000 higher than in 1994. These increases principally reflect higher levels of borrowings associated with acquisitions in 1995 and 1996.

    In June 1996, Fuqua amended its Revolving Credit Facility to expand the maximum borrowing capacity from $60,000,000 to $100,000,000 and to add an additional bank to the Revolving Credit Facility. The interest expense under the Revolving Credit Facility is based on matrix pricing which ranges from LIBOR plus 40 basis points to LIBOR plus 100 basis points.

INCOME TAXES RELATING TO CONTINUING OPERATIONS: The provision for income taxes in 1996, 1995 and 1994 includes both Federal and state income taxes. The combined Federal and state effective tax rate in 1996 was 36.7%, in 1995 was 33.9% and was 31.4% in 1994. The effective tax rate in 1994 was favorably impacted by an adjustment ($544,000 or $.14 per share) for amounts that were no longer considered necessary for loss contingencies for income taxes. Fuqua's effective tax rates are consistently below the statutory rates due primarily to significant sources of investment income that are exempt or substantially excluded from income taxes and due to favorable tax planning benefits related to foreign sales.

DIVIDENDS: Fuqua paid no dividends in 1996, 1995 or 1994. At this time, Fuqua intends to retain all earnings for investments in its current business and for corporate development opportunities. Additionally, Fuqua's Revolving Credit Facility restricts the amount of dividends which can be paid.

DISCONTINUED OPERATIONS: During December 1995, Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") for $34,000,000 to Atlantic American Corporation ("Atlantic American"), an Atlanta, Georgia based publicly traded insurance company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note accrued interest at prime, half of which was payable quarterly and the other half of which was paid, together with principal, in October 1996. The term and amount of the note receivable was the same as the note payable which arose in connection with Fuqua's acquisition of American Southern in 1991. In October 1996, the proceeds from Atlantic American's payment of the note receivable were used to repay this note payable. The sale of American Southern resulted in the earnings of American Southern being reclassified as discontinued operations and in a loss on disposal from the sale of $900,000 (net of taxes). The loss on disposal arose principally from the increased cost basis which Fuqua had in the stock as a result of American Southern's earning more than it paid in dividends since it was acquired by Fuqua in 1991. During 1996, interest charges of $662,000 were incurred and offset against the accrual established in 1995 to provide for the loss on disposal of American Southern.

    In January 1996, Fuqua made the decision to discontinue the operations of Kroy Tanning Company, Incorporated, ("Kroy"), which historically had been unprofitable. In accordance with generally accepted accounting principles (Emerging Issues Task Force No. 95-18), Kroy was treated as a discontinued operation in the December 31, 1995 consolidated financial statements. In connection with Fuqua's decision to discontinue the operations of Kroy, $4,800,000 (before the benefit of income taxes) was accrued at December 31, 1995 to write down assets to their net realizable values and to pay for obligations, including environmental costs, in connection with the wind down of operations and the closing of Kroy's facility in East Wilton, Maine. During 1996, $3,080,000 (before the benefit of income taxes) of such costs were charged against this accrual. Operations at the East Wilton facility ceased in the fourth quarter of 1996. SEE NOTE 3 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS FOR A FURTHER DESCRIPTION OF THE RESULTS OF DISCONTINUED OPERATIONS.

ACCOUNTING PRONOUNCEMENTS: Effective January 1, 1996, Fuqua adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no effect on Fuqua's Consolidated Financial Statements.

    Effective January 1, 1996, Fuqua adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"), which encouraged companies to recognize expense for stock-based awards based on their fair market values on the dates of grant. As an alternative provided for in SFAS 123, Fuqua has elected to account for its stock options in accordance with APB Opinion No. 25 and related Interpretations. The disclosures required by SFAS 123 are included in NOTE 9 TO FUQUA'S CONSOLIDATED FINANCIAL STATEMENTS.

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, Fuqua had $4,616,000 in cash and cash equivalents and over $50,000,000 in unused borrowing capacity under Fuqua's Revolving Credit Facility, after considering the amounts borrowed subsequent to December 31, 1996 to acquire Prism. In the event circumstances warrant, such as a large acquisition, Fuqua may look to additional outside sources for funds.

MEDICAL PRODUCTS OPERATIONS: Inventories for the Medical Products Operations were $17,279,000 at December 31, 1996 and $5,267,000 at December 31, 1995.
Accounts receivable were $16,870,000 at December 31, 1996 and were $5,740,000 at December 31, 1995. Lease receivables at December 31, 1996 were $4,650,000 and were $0 at December 31, 1995. These increases are due principally to the acquisition of the Lumex Division.

    Capital expenditures for the Medical Products Operations were $1,313,000 in 1996 and there were no capital expenditures incurred in 1995. Depreciation and amortization was $2,274,000 for 1996 and $87,000 for 1995. These increases are due to the acquisition of the companies included in Fuqua's Medical Products Operations and the timing thereof.

LEATHER OPERATIONS: Accounts receivable increased 21.2% to $15,803,000 in 1996 and decreased 8.5% to $13,043,000 at December 31, 1995. Year-to-year increases in inventories were 50.8% in 1996, rising to $24,780,000 and .8% in 1995, rising to $16,428,000.

    Fuqua's Leather Operations began a plant modernization program in 1990 which was completed in 1994. This program required capital expenditures aggregating $13,850,000. Capital expenditures for 1996 were $1,594,000 and for 1995 were $1,508,000, and were less than the depreciation expense recorded in these respective years.

ENVIRONMENTAL CONTINGENCIES: In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent.

    In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At December 31, 1996, the Lumex Division had $1,713,000 in reserves for remediation costs, including additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates although a portion of the remediation work plan will be performed over a period of years.

    The amounts of these environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed. The estimate of the costs, which are not probable but for which there exists at least a reasonable possibility of occurrence, exceeds the reserves recorded by the Lumex Division at December 31, 1996 by $1,600,000.

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

    The tanning industry, like many others in the United States, faces ever-changing government standards and both state and Federal licensing procedures. The changing licensing requirements may necessitate updating equipment and processes that are technically complex, and meeting the changing requirements could be costly and time consuming. The Town of Hartland, Maine charges the Leather Operations for approximately 95% of the costs to operate the water treatment facility and landfill. These expenditures include amounts required to maintain state and Federal water quality and environmental standards, which historically have not been significant. Expenditures for environmental control purposes with respect to Fuqua's continuing Leather Operations are not expected to be material in 1997. Fuqua's management believes that its continuing Leather Operations are operating in substantial compliance with all relevant environmental regulations.

INFLATION, TRENDS AND RISK FACTORS: Fuqua's consolidated financial statements are prepared on the basis of historical cost. While it is difficult to measure the impact of inflation, Management believes that the effects of inflation on Fuqua have not been significant. However, the Leather Operations can be affected by the volatility of hide prices. Costs of hides can vary substantially from year to year and within a year due to supply and demand. In periods in which hide prices rise rapidly and are above the Leather Operations' average cost of hides in raw material stocks or work in process, the Leather Operations' gross profit margins benefit. Conversely, the opposite impact occurs, in periods in which hide prices fall quickly and are below the average cost of the hides in stock. Otherwise, to the extent that inflationary pressures have an adverse effect through higher raw material and asset replacement costs, Fuqua attempts to minimize these effects through cost reductions and productivity improvements as well as price increases.

    Management is unaware of any trends or conditions that could have a material adverse effect on Fuqua's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting business in each of Fuqua's markets; competitive product, advertising, promotional and pricing activity, dependence on the rate of development and degree of acceptance of new product introductions into the marketplace, and the difficulty of forecasting sales at certain times in certain of Fuqua's markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the consolidated financial statements of Fuqua and its subsidiaries, consisting of the Consolidated Balance Sheets as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996, together with the Notes to Consolidated Financial Statements. SEE SECTION F, OF THIS REPORT, WHICH INFORMATION IS INCORPORATED INTO THIS ITEM 8 BY REFERENCE.

    Reference is also made to information set forth in the section entitled "Summary of Quarterly Data". SEE SECTION F, PAGE F-15 OF THIS REPORT, WHICH INFORMATION IS INCORPORATED INTO THIS ITEM 8 BY REFERENCE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a)  Identification of Directors

         The information regarding directors of Fuqua is set forth under the section "Election of Directors" and in the first paragraph of "Other Matters" in Fuqua's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), which sections are incorporated herein by reference.

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

                                                                         Exhibits Incorporated Herein by Reference
                                                           --------------------------------------------------------------
  Designation                                                  Document with Which Exhibit           Designation of Such
 of Exhibit in              Description of                      Was Previously Filed with              Exhibit in That
This Form 10-K                 Exhibits                                Commission                          Document
--------------   -------------------------------------     --------------------------------        ----------------------
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

    2(d)         Asset Sale Agreement By and Between       Annual Report on Form 10-K                   Exhibit 2(d)
                 Lumex, Inc., MUL Acquisition Corp. I,     for the year ended December 31,
                 MUL Acquisition Corp. II, and Fuqua       1995
                 dated March 13, 1996 (Fuqua agrees to
                 furnish a copy of any omitted schedule
                 to the Commission upon request)

    2(e)         Stock Purchase Agreement dated as of      Interim Report on Form 8-K dated             Exhibit 2
                 February 26, 1997, between Fuqua and      February 26, 1997.
                 the persons listed as Sellers on the
                 signature pages of the Stock Purchase
                 Agreement.  (Fuqua agrees to supple-
                 mentally furnish a copy of any
                 omitted schedules and exhibits to the
                 Commission upon request.)

    3(a)         Amended and Restated Certificate of       Registration Statements on Form S-8,         Exhibit 4(a)
                 Incorporation of Fuqua                    Nos. 333-05461 and 333-05485, dated
                                                           June 7, 1996

    3(b)         Bylaws of Fuqua                           Registration Statements on Form S-8,         Exhibit 4(b)
                                                           Nos. 333-05461 and 333-05485, dated
                                                           June 7, 1996


                                                                         Exhibits Incorporated Herein by Reference
                                                           --------------------------------------------------------------
  Designation                                                  Document with Which Exhibit           Designation of Such
 of Exhibit in              Description of                      Was Previously Filed with              Exhibit in That
This Form 10-K                 Exhibits                                Commission                          Document
--------------   -------------------------------------     --------------------------------        ----------------------
    4(a)         Agreement between Town of Hartland,       Quarterly Report on Form 10-Q                Exhibit 4(d)
                 Maine and Irving Tanning Company          for the three months ended
                 dated September 26, 1994 related to       September 30, 1994
                 General Obligations Bonds

    10(a)        Management Agreement between              Annual Report on Form 10-K                   Exhibit 10(b)
                 Fuqua and Fuqua National Corporation      for the year ended December 31,
                 dated April 10, 1989                      1989

    10(b)        Assignment to Fuqua Capital Corpo-        Annual Report on Form 10-K                   Exhibit 10(b)(1)
                 ration of the Management Agreement        for the year ended December 31,
                 between Fuqua and Fuqua National          1990
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

    10(d)*       1989 Stock Option Plan of Fuqua           Annual Report on Form 10-K                   Exhibit 10(c)
                                                           for the year ended December 31,
                                                           1989

    10(e)*       1992 Stock Option Plan of Fuqua           Registration Statement on Form               Exhibit 28
                                                           S-8 (Registration No. 33-54164)

    10(f)*       1995 Long-Term Incentive Plan of          Proxy Statement dated April 16,              Exhibit A
                 Fuqua                                     1996

    10(g)*       1995 Stock Option Plan for Outside        Proxy Statement dated April 16,              Exhibit B
                 Directors of Fuqua                        1996

    10(h)        Lease Agreement between Fuqua (Lessee)    Annual Report on Form 10-K                   Exhibit 10(f)
                 and Sumitomo Life Realty (N.Y.) Inc.      for the year ended December 31,
                 (Lessor) dated January 17, 1990           1990

    10(i)        First Amendment to the Lease Agreement    Annual Report on Form 10-K                   Exhibit 10(g)
                 between Fuqua (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1990
                 dated September 6, 1990

    10(j)        Second Amendment to Lease Agreement       Annual Report on Form 10-K                   Exhibit 10(p)
                 between Fuqua (Lessee) and Sumitomo       for the year ended December 31,
                 Life Realty (N.Y.) Inc. (Lessor)          1991
                 dated February 21, 1992

    10(k)        Third Amendment to Lease Agreement        Quarterly Report on Form 10-Q                Exhibit 10(i)(1)
                 between Fuqua (Lessee) and Sumitomo       for the three months ended
                 Life Realty (N.Y.) Inc. (Lessor)          September 30, 1994
                 dated October 28, 1994

    10(l)        Sublease Agreement between Fuqua          Annual Report on Form 10-K                   Exhibit 10(l)
                 and Fuqua Capital Corporation,            for the year ended December 31,
                 dated October 31, 1994                    1994

                                                                              Exhibits Incorporated Herein by Reference
                                                                --------------------------------------------------------------
  Designation                                                       Document with Which Exhibit           Designation of Such
 of Exhibit in              Description of                           Was Previously Filed with              Exhibit in That
This Form 10-K                 Exhibits                                     Commission                          Document
--------------   -------------------------------------          --------------------------------        ----------------------
    10(m)        Lease Agreement between Empire State           Annual Report on Form 10-K              Exhibit 10(q)
                 Building Company (Lessor) and Fuqua            for the year ended December 31,
                 (Lessee) dated March 1, 1993 along             1993
                 with Lease Modification Agreement
                 and Space Deletion Agreement
                 dated February 18, 1994

    10(n)        Registration Rights Agreement between          Quarterly Report on Form 10-Q           Exhibit 10(a)
                 Fuqua and Gene J. Minotto dated                for the three months ended
                 November 8, 1995                               September 30, 1995

    10(o)        Unconditional Guarantee of Performance         Annual Report on Form 10-K              Exhibit 10(s)
                 of Fuqua in favor of Super Sagless, Inc.       for the year ended December 31,
                 dated November 15, 1995                        1995

    10(p)        Covenant Not to Compete by and                 Interim Report on Form 8-K/A dated      Exhibit 10(a)
                 among Lumex, Inc., Lumex Medical               April 3, 1996
                 Products, Inc., MUL Acquisition
                 Corp. and Fuqua, dated April 3, 1996

    10(q)        Collective Bargaining Agreement dated          Quarterly Report on Form 10-Q           Exhibit 10(b)
                 January 31, 1996, between Local 422-S,         for the three months ended
                 Production Service and Sales District          June 30, 1996
                 Council, IUC, AFL-CIO, which was
                 assigned to Lumex Medical Products,
                 Inc. in the Asset Sale Agreement by
                 and between Lumex, Inc., Lumex
                 Medical Products, Inc., MUL Acquisi-
                 tion Corp. II and Fuqua dated
                 March 13, 1996

    10(r)*       Fuqua Enterprises, Inc. Savings and Retire-    Interim Report on Form 8-K dated        Exhibit 10(a)
                 ment Plan and Trust effective April 3, 1996    April 3, 1996
                 (a tax-qualified 401(k) plan) with SunTrust
                 Bank, Atlanta, serving as Trustee

    10(s)        Fuqua Enterprises, Inc. Savings and Retire-    Interim Report on Form 8-K dated        Exhibit 10(b)
                 ment Plan and Trust for Union Employees        April 3, 1996
                 effective April 3, 1996 (a tax-qualified
                 401(k) plan) with SunTrust Bank, Atlanta,
                 serving as Trustee

    10(t)        Amended and Restated Credit Agreement          Quarterly Report on Form 10-Q           Exhibit 10(a)
                 between SunTrust Bank, Atlanta, as Agent,      for the three months ended June 30,
                 SunTrust Bank, Atlanta, Wachovia Bank of       1996
                 Georgia, N.A., Fleet Bank of Maine, First
                 Union National Bank of Georgia and Fuqua
                 dated as of June 28, 1996

    10(u)        Term Loan Agreement by and among               Annual Report on Form 10-K              Exhibit 4(b)
                 SunTrust Bank, Atlanta, Fuqua and Basic        for the year ended December 31,
                 dated January 18, 1996 (Fuqua agrees to        1995
                 furnish a copy of any omitted schedules
                 to the Commission upon request)

                                                                              Exhibits Incorporated Herein by Reference
                                                                --------------------------------------------------------------
  Designation                                                       Document with Which Exhibit           Designation of Such
 of Exhibit in              Description of                           Was Previously Filed with              Exhibit in That
This Form 10-K                 Exhibits                                     Commission                          Document
--------------   -------------------------------------          --------------------------------        ----------------------
    10(v)        Letter of Credit Agreement between             Quarterly Report on Form 10-Q for           Exhibit 10(a)
                 SunTrust Bank, Atlanta and Fuqua dated         the three months ended September 30,
                 as of November 8, 1996 (Fuqua agrees to        1996
                 furnish a copy of any omitted schedule to
                 the Commission upon request)

    10(w)        Escrow Agreement dated as of February 26,      Interim Report on Form 8-K dated            Exhibit 99
                 1997, by and among BT Capital Partners,        February 26, 1997
                 Inc. ("BT"), Merle M. Smith, (individually
                 and, together with BT, "Sellers"), Merle M.
                 Smith in the capacity as agent for Sellers,
                 Fuqua and Texas Commerce Bank National
                 Association.

    10(x)        Line of Credit Agreement by and among
                 SunTrust Bank, Atlanta, as Agent, SunTrust
                 Bank, Atlanta, Wachovia Bank of Georgia,
                 N.A., Fleet Bank of Maine, First Union
                 National Bank of Georgia and Fuqua dated as of January 27, 1997

    11           Statement of Computation of Earnings
                 per share

    21           Subsidiaries of Fuqua

    23           Consent of Ernst & Young LLP

    24           Powers-of-Attorney and Certified
                 Copy of resolution of the Board
                 of Directors dated March 12, 1997

    27           Financial Data Schedule (for SEC use only)
                   Article 5

--------------------------------------

  (b)     Reports on Form 8-K

          During the three months ended December 31, 1996, Fuqua did not file any report on Form 8-K. In February 1997, Fuqua filed a Form 8-K related to the acquisition of Prism Enterprises, Inc. In March 1997, Fuqua filed a Form 8-K/A, Amendment No. 2 amending its April 3, 1996 filing on Form 8-K related to the acquisition of the Lumex Division.

  (c)     Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

  (d)     Financial Statement Schedule

          The response to this portion of Item 14 is submitted as a separate section of this report.

--------------------------------------

  *  Management contract or compensatory plan required to be filed pursuant to
Item 14(c) of this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FUQUA ENTERPRISES, INC.



                                        By: /s/ Brady W. Mullinax, Jr.
                                            ------------------------------------
                                            Vice President-Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Dated: March 21, 1997


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

               SIGNATURE                                      TITLE                             DATE
 ----------------------------------   -------------------------------------------   -------------------------

 J. B. FUQUA*                         Chairman of the Board                               March 21, 1997

 J. REX FUQUA*                        Vice Chairman of the Board                          March 21, 1997

 W. CLAY HAMNER*                      Director                                            March 21, 1997

 FRANK W. HULSE IV*                   Director                                            March 21, 1997

 RICHARD C. LAROCHELLE*               Director                                            March 21, 1997

 GENE J. MINOTTO*                     Director                                            March 21, 1997

 CLARK L. REED*                       Director                                            March 21, 1997

 D. RAYMOND RIDDLE*                   Director                                            March 21, 1997

 LAWRENCE P. KLAMON*                  President and Chief Executive Officer               March 21, 1997
                                      (Principal Executive Officer) and
                                      Director

 BRADY W. MULLINAX, JR.*              Vice President-Finance, Treasurer, and              March 21, 1997
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer)



                                        FUQUA ENTERPRISES, INC.




                                        *By: /s/ Mildred H. Hutcheson
                                             -----------------------------------
                                             Mildred H. Hutcheson
                                             Attorney-in-fact

                            FUQUA ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                     ITEM 8


                         REPORT OF INDEPENDENT AUDITORS

                              FINANCIAL STATEMENTS

                                      AND

                               SUPPLEMENTARY DATA














                                   SECTION F

                                   FORM 10-K

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1996
                                     ITEM 8

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

                               SUPPLEMENTARY DATA


                                                                                                          Page
                                                                                                           No.
                                                                                                          ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . .        F-2

Consolidated Statements of Income
     for the years ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .        F-4

Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .        F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

Summary of Quarterly Data (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-15

                                    *******


 The financial statement schedule under Item 14(a) may be found under Section S of this report.





                                      (i)

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of Fuqua Enterprises, Inc.



   We have audited the accompanying consolidated balance sheets of Fuqua Enterprises, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule referred to in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuqua Enterprises, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for certain investments in debt and equity securities to comply with Statement of Financial Accounting Standards No. 115.





                                           /s/ Ernst & Young LLP
                                           ----------------------------
                                           ERNST & YOUNG LLP




Atlanta, Georgia
February 20, 1997,
except for the last
paragraph of Note 2,
as to which the date
is February 26, 1997

                          CONSOLIDATED BALANCE SHEETS
                    Fuqua Enterprises, Inc. and Subsidiaries



December 31, (Dollars in thousands)                                                     1996                     1995
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                           $   4,616                $  29,000
Investments available for sale                                                              -                   12,550
Receivables                                                                                                          -
 Trade accounts, less allowance of $250 (1995, $200)                                   33,871                   19,102
 Note receivable from sale of subsidiary                                                    -                   11,352
 Lease receivables, less allowance of $350 (1995, $0)                                   1,147                        -
Inventories                                                                            42,059                   21,695
Prepaid expenses and other assets                                                       2,620                      910
Deferred income taxes                                                                   3,477                    3,614
                                                                                    ----------------------------------
   Total Current Assets                                                                87,790                   98,223
                                                                                    ----------------------------------
Property, plant and equipment                                                          48,927                   32,303
Less accumulated depreciation                                                         (15,166)                 (10,841)
                                                                                    ----------------------------------
   Net Property, Plant and Equipment                                                   33,761                   21,462
                                                                                    ----------------------------------
Intangible assets, less accumulated amortization of $399 (1995, $25)                   20,014                    5,013
Lease receivables                                                                       3,503                        -
Deferred income taxes                                                                       -                    1,066
Other assets                                                                            1,408                       95
                                                                                    ----------------------------------
   Total Assets of Continuing Operations                                              146,476                  125,859
   Total Assets of Discontinued Operations                                              4,935                   10,903
                                                                                    ----------------------------------
       Total Assets                                                                 $ 151,411                $ 136,762
                                                                                    ==================================









See accompanying Notes to Consolidated Financial Statements.

                    Fuqua Enterprises, Inc. and Subsidiaries



December 31, (Dollars in thousands, except share data)                                  1996                    1995
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                       $       -                $   2,064
Accounts payable and accrued expenses                                                  29,992                   18,800
Long-term liabilities due within one year                                               1,453                   11,668
                                                                                    ----------------------------------
   Total Current Liabilities                                                           31,445                   32,532

Long-term debt obligations                                                             30,686                   22,041
                                                                                    ----------------------------------
   Total Liabilities of Continuing Operations                                          62,131                   54,573
   Total Liabilities of Discontinued Operations                                             -                      301
                                                                                    ----------------------------------
       Total Liabilities                                                               62,131                   54,874
                                                                                    ----------------------------------
Stockholders' equity
 Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued                                                 -                        -

 Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued
   4,523,669 shares; (1995, 4,443,169 shares)                                          11,309                   11,108
Additional paid-in capital                                                             24,847                   24,074
Retained earnings                                                                      53,971                   46,698
Unrealized gains (losses) on investments                                                    -                       28
                                                                                    ----------------------------------
                                                                                       90,127                   81,908

Treasury stock, at cost: 44,822 shares; (1995, 995 shares)                               (847)                     (20)
                                                                                    ----------------------------------
       Total Stockholders' Equity                                                      89,280                   81,888
                                                                                    ----------------------------------
       Total Liabilities and Stockholders' Equity                                   $ 151,411                $ 136,762
                                                                                    ==================================

See accompanying Notes to Consolidated Balance Sheet

                       CONSOLIDATED STATEMENTS OF INCOME
                    Fuqua Enterprises, Inc. and Subsidiaries


Year ended December 31,
(Dollars in thousands, except per share data)                   1996                     1995                     1994
-----------------------------------------------------------------------------------------------------------------------
REVENUES:
 Net sales                                                  $181,543                  $117,128                 $118,011
 Investment income                                             1,939                       828                      541
                                                            -----------------------------------------------------------
 Total revenues                                              183,482                   117,956                  118,552
                                                            -----------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales                                               140,773                    98,356                  100,446
 Selling, general and administrative expenses                 28,757                    10,757                    8,897
 Interest expense                                              2,470                       894                      725
                                                            -----------------------------------------------------------
 Total costs and expenses                                    172,000                   110,007                  110,068
                                                            -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                 11,482                     7,949                    8,484
INCOME TAXES                                                   4,209                     2,699                    2,662
                                                            -----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                              7,273                     5,250                    5,822
                                                            -----------------------------------------------------------

DISCONTINUED OPERATIONS:
 Income from discontinued operations
   (Net of income taxes (benefits) of 0, ($103)
   and $1,215, respectively)                                       -                     1,160                    3,751
 Loss on disposal of discontinued operations
   including earnings net of taxes during the
   phase out period (Net of income tax benefits
   of $2,753)                                                      -                    (3,900)                       -
                                                            -----------------------------------------------------------
                                                                   -                    (2,740)                   3,751
                                                            -----------------------------------------------------------
NET INCOME                                                  $  7,273                  $  2,510                 $  9,573
                                                            ===========================================================

PER SHARE:
 Income from Continuing Operations                          $   1.60                  $   1.32                 $   1.51
                                                            -----------------------------------------------------------
 Net Income                                                 $   1.60                  $    .63                 $   2.48
                                                            -----------------------------------------------------------





See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Fuqua Enterprises, Inc. and Subsidiaries


Year ended December 31,
(Dollars in thousands)                                            1996                     1995                     1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                               $  7,273                 $  5,250                 $  5,822
Adjustments:
 Depreciation and amortization                                     4,196                    1,931                    1,603
 Deferred income taxes                                             1,203                      464                      (88)
 Loss on sales of available for sale investments                      54                        -                        -
Changes in Assets and Liabilities:
 Trade accounts receivables                                       (4,485)                     886                     (716)
 Lease receivables                                                 1,551                        -                        -
 Prepaid expenses                                                 (1,134)                       -                        -
 Inventories                                                      (7,736)                    (130)                  (1,889)
 Other assets                                                     (1,078)                    (225)                      39
 Income taxes                                                          -                   (1,112)                    (724)
 Payables, accrued expenses, and other liabilities                (5,010)                  (1,624)                  (3,628)
                                                                ----------------------------------------------------------
Net cash provided by (used in) continuing operations              (5,166)                   5,440                      419
                                                                ----------------------------------------------------------
Income from discontinued operations                                    -                    1,160                    3,751
Loss on disposal of discontinued operations                            -                   (3,900)                       -
Net items providing cash from discontinued operations              4,160                     (194)                     583
                                                                ----------------------------------------------------------
Net cash provided by (used in) discontinued operations             4,160                   (2,934)                   4,334
                                                                ----------------------------------------------------------
Net cash provided by (used in) all operations                     (1,006)                   2,506                    4,753
                                                                ----------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations                 11,352                   22,648                        -
Purchase of business, net of cash acquired                        (7,743)                  (2,263)                       -
Sales of available for sale investments                           32,798                    3,306                      100
Purchases of available for sale investments                      (20,302)                  (5,272)                  (6,630)
Sales of property, plant and equipment                                 -                        -                       31
Purchases of property, plant and equipment                        (2,996)                  (1,509)                  (4,024)
Total from discontinued operations                                     -                        -                   (4,525)
                                                                ----------------------------------------------------------
Net cash provided by (used in) investing activities               13,109                   16,910                  (15,048)
                                                                ----------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in notes payable                          (2,064)                 (11,750)                   5,750
Payment of long-term liabilities                                 (34,570)                  (3,521)                  (1,273)
Additional long-term liabilities                                       -                   19,615                    3,079
Exercise of stock options                                            974                    1,009                      248
Acquired shares for treasury                                        (827)                       -                     (190)
                                                                ----------------------------------------------------------
Net cash provided by (used in) financing activities              (36,487)                   5,353                    7,614
                                                                ----------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                 (28,544)                  24,769                   (2,681)
Increase in Cash and Cash Equivalents
 from discontinued operations                                      4,160                        -                    2,445
Cash and cash equivalents at beginning of year                    29,000                    4,231                    4,467
                                                                ----------------------------------------------------------
Cash and cash equivalents at end of the year                       4,616                 $ 29,000                 $  4,231
==========================================================================================================================

CASH PAID DURING THE YEAR FOR:
Interest                                                        $  2,975                 $  2,116                 $  1,185
Income taxes                                                       3,506                    4,515                    5,266
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent payment related to meeting certain earn out
 objectives (American Southern)                                        -                        -                    1,000
Issuance of stock or debt in connection with acquisitions         33,000                   11,550                        -
Assumption of note receivable from sale of American Southern           -                   11,352                        -
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Fuqua Enterprises, Inc. and Subsidiaries

                                                                                   UNREALIZED
                                                      ADDITIONAL                     GAINS
                                         COMMON        PAID-IN       RETAINED     (LOSSES) ON   TREASURY
(Dollars in thousands)                    STOCK        CAPITAL       EARNINGS     INVESTMENTS     STOCK         TOTAL
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993             $   9,510      $ 14,075      $ 34,615    $    218        $  (1,040)    $ 57,378
Net income                                     -             -         9,573           -                -        9,573
Exercise of stock options                     69           299             -           -             (120)         248
Acquired shares for treasury                   -             -             -           -             (190)        (190)
Adjustment to beginning balance
 for change in accounting
 method, net of tax                            -             -             -       1,238                -        1,238
Unrealized losses on investments               -             -             -      (3,925)               -       (3,925)
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                 9,579        14,374        44,188      (2,469)          (1,350)      64,322
Net income                                     -             -         2,510           -                -        2,510
Exercise of stock options                    205           871             -           -              (67)       1,009
Issuance of stock in connection
 with acquisition                          1,324         8,829             -           -            1,397       11,550
Unrealized gains on investments                -             -             -       2,497                -        2,497
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                11,108        24,074        46,698          28              (20)      81,888
Net income                                     -             -         7,273           -                -        7,273
Exercise of stock options                    201           773             -           -                -          974
Acquired shares for treasury                   -             -             -           -             (827)        (827)
Unrealized losses on investments               -             -             -         (28)               -          (28)
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996             $  11,309      $ 24,847      $ 53,971    $      -        $    (847)    $ 89,280
======================================================================================================================



See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Fuqua Enterprises, Inc. and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: Fuqua Enterprises, Inc. ("Fuqua") is a manufacturer of a variety of products, including beds, patient aids, specialty seating, bathroom safety, mobility products and therapeutic support systems for the acute, long-term and home health care markets. Additionally, Fuqua produces a broad line of leathers that are sold to manufacturers of shoes, handbags, personal leather goods and furniture in both the United States and foreign markets.

   Fuqua sold its insurance subsidiary, American Southern Insurance Company ("American Southern") during 1995 and, in January 1996, made the decision to discontinue the operations of Kroy Tanning Company, Incorporated ("Kroy"), which historically had been unprofitable. Additionally, Fuqua acquired Basic American Medical Products, Inc. ("Basic") in November 1995 and the medical products division of Lumex, Inc. (the "Lumex Division") in April 1996 (together, the "Medical Products Operations").

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Fuqua and all of its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING CHANGES: Effective January 1, 1996, Fuqua adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 had no effect on Fuqua's Consolidated Financial Statements.

   Effective January 1, 1996, Fuqua adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encouraged companies to recognize expense for stock-based awards based on their fair market values on the dates of grant. As an alternative provided for in SFAS 123, Fuqua has elected to account for its stock options in accordance with APB Opinion No. 25 and related Interpretations ("APB 25"). The disclosures required by SFAS 123 are included in Note 9 to the Consolidated Financial Statements.

   Effective January 1, 1994, Fuqua adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, prior period financial statements were not restated to reflect the change in accounting principle. The cumulative effect on net income as of January 1, 1994 of adopting SFAS 115 for investments which previously were classified as held to maturity and which were then classified as trading securities was immaterial. The balance of stockholders' equity as of January 1, 1994 was increased by $1,238,000, net of income taxes, to reflect the net unrealized gains on investments previously classified as held to maturity which were reclassified as available for sale.

INCOME PER SHARE: Income per share is based upon 4,554,276 shares in 1996, 3,962,876 in 1995 and 3,860,324 in 1994, representing the weighted-average number of shares outstanding during the year, plus common stock equivalents. Common stock equivalents include option shares granted under Fuqua's stock option plans.

FINANCIAL INSTRUMENTS: Financial instruments which potentially subject Fuqua to concentrations of credit risk are primarily cash equivalents and short-term investments in investment grade, short-term debt instruments and preferred stocks. Concentrations of credit risk with respect to trade accounts receivable and lease receivables are limited due to the large number of customers in Fuqua's customer base and their dispersion across different geographic areas. Fuqua maintains an allowance for doubtful accounts based upon the expected collectibility of its trade accounts and lease receivables.

ADVERTISING COSTS: Fuqua, through its subsidiaries, expenses advertising costs when incurred. The amounts of such costs were insignificant in 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated balance sheets and statements of cash flows, Fuqua considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents (1996
- $4,616,000, 1995-$29,000,000).  The cash proceeds of $22,648,000 from the sale of American Southern on December 31, 1995 were invested in cash equivalents collateralized by U.S. Treasury obligations. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials and supplies-first-in, first-out; work in process and finished goods-average.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment to be used in operations are stated at cost. Depreciation is provided principally by the straight-line method over estimated useful lives which range as follows: buildings and improvements: 10-40 years; machinery and office equipment: 5-15 years; and automobiles and trucks: 5-10 years.

REVENUE RECOGNITION: Sales are recorded when goods are shipped and the customers are obligated to pay.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred and were $1,422,000, $802,000 and $800,000 in 1996, 1995 and 1994,
respectively.

SHORT-TERM BORROWINGS: The weighted average interest rate on short-term borrowings was 7.4% and 6.8% during 1995 and 1994, respectively. There were no short-term borrowings in 1996.

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

   The purchase price consisted of $2,500,000 in cash and 600,000 shares of Fuqua's common stock. The shares issued were not registered under the Securities Act of 1933 and, accordingly, are restricted as to resale. Under the terms of the acquisition, there are demand and "piggyback" registration rights with respect to these shares. The transaction was accounted for using the purchase method; accordingly, the assets and liabilities of Basic have been recorded at their estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired of $5,038,000 has been assigned to goodwill and is being amortized on a straight-line basis over 30 years.

   On April 3, 1996, Fuqua acquired the Lumex Division. The Lumex Division is a manufacturer of medical equipment, including beds, specialty seating products, patient aids, bathroom safety, mobility products and therapeutic support surfaces for the acute, long-term and home health care markets.

   The purchase price for the Lumex Division was $40,750,000, subject to a final purchase price adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is currently being resolved through arbitration. The ultimate outcome in arbitration of the purchase price adjustment will change the final purchase price and the allocation thereof to the net assets acquired.

   The purchase price paid by Fuqua for the Lumex Division was financed with internal funds and borrowings of $33,000,000 under Fuqua's Revolving Credit Facility. The excess of purchase price over the net assets acquired of $15,375,000 was assigned to goodwill and is being amortized on a straight-line basis over 30 years. Included in the purchase price allocation were accruals of $2,300,000 for exiting activities, consisting principally of future lease costs for duplicate facilities.

   The results of operations of Basic have been included in the Consolidated Financial Statements for the two month period since the date of acquisition in 1995 and for the full year in 1996. The results of operations of the Lumex Division have been included in the Consolidated Financial Statements for the nine month period since the date of acquisition in 1996. The following unaudited pro forma summary presents Fuqua's consolidated results from continuing operations as if the acquisitions had occurred on the first day of the full year preceding their respective acquisition dates. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions actually been made as of that date or of results which may occur in the future.


Year Ended December 31,       1996       1995        1994
(Dollars in thousands,
except per share date)
---------------------------------------------------------
Net sales                 $195,113   $198,365    $141,263
Income from continuing
  operations                 2,425      4,519       6,406
Per share:
  Income from continuing
  operations              $    .53   $   1.14    $   1.44

    In March 1996, Fuqua, through its Leather Operations, entered into an agreement to acquire a 70% interest in a joint venture which acquired a 50% interest in a tannery in the People's Republic of China. In November 1996, the Leather Operations' interest in the joint venture was reduced to 60% as a result of admitting a new venture partner. Investment and advances related to the joint venture at December 31, 1996 were $1,967,000. The results of operations of the joint venture were not significant to the 1996 Consolidated Financial Statements.

SUBSEQUENT EVENT - ACQUISITION OF PRISM: On February 26, 1997, Fuqua acquired 100% of the outstanding common stock and warrants of Prism Enterprises, Inc. ("Prism"). Prism, whose 1996 net sales were $12,000,000, is a manufacturer of therapeutic heat and cold packs for medical and consumer uses and vacuum systems for obstetrical and other applications. Prism's operating facilities are located in San Antonio, Texas and Rancho Cucamonga, California. The purchase price was $19,500,000 and was financed with borrowings under Fuqua's Revolving Credit Facility.

3.  DISCONTINUED OPERATIONS
In December 1995, Fuqua sold its insurance subsidiary, American Southern, for $34,000,000 to Atlantic American Corporation, an Atlanta, Georgia based publicly traded insurance company. The proceeds from the sale included cash of $22,648,000 and a note receivable from the purchaser of $11,352,000. The note receivable accrued interest at

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries

prime, half of which was payable quarterly and half of which was paid, together with the principal, in October 1996. The note receivable had indemnification and certain offset rights which were similar to the provisions of the note payable issued to the seller when Fuqua acquired American Southern in 1991. In October 1996, the proceeds from Atlantic American's payment of the note receivable were used to repay this note payable. The sale transaction resulted in a pretax loss on disposal of $3,553,000, less earnings (net of taxes) during the phase out period of the fourth quarter of 1995 of $1,303,000 and less estimated tax benefits of $1,350,000. During 1996, interest charges of $662,000 were incurred and offset against the accrual established in 1995 to provide for the loss on disposal of American Southern.

    In January 1996, Fuqua made the decision to discontinue the operations of Kroy, which historically had been unprofitable. In accordance with generally accepted accounting principles (Emerging Issues Task Force No. 95-18), Kroy was treated as a discontinued operation in 1995 and preceding years' Consolidated Financial Statements.

    The pretax loss on disposal of Kroy was $4,800,000, less estimated tax benefits of $1,800,000. This accrual provided for reserves necessary to write down assets (consisting principally of receivables, inventory and property, plant and equipment) to their net realizable values and to pay for obligations, including environmental costs, required in connection with the wind down of operations. During 1996, $3,080,000 (before the benefit of income taxes) of such costs were charged against this accrual. Operations at the East Wilton facility ceased in the fourth quarter of 1996.

    Discontinued operations include estimates of the amounts expected to be realized from Kroy's assets and future obligations. While the amounts Fuqua will ultimately realize or be obligated for could differ from the amounts assumed in arriving at the loss on disposal of Kroy. Management believes that the reserves established at December 31, 1995, continue to appear reasonable.

    The results of operations of American Southern and its subsidiaries through September 30, 1995 and for Kroy through December 31, 1995 have been classified as income from discontinued operations as follows:


Year ended December 31,                  1995        1994
(Dollars in thousands)
---------------------------------------------------------
Revenues                               $45,932    $49,406


Costs and expenses                      44,875     44,440
                                       -------    -------
Income before income taxes               1,057      4,966
Income tax (benefit) provision            (103)     1,215
                                       -------    -------
Income from discontinued
 operations                            $ 1,160    $ 3,751
                                       =======    =======

4. INVENTORIES
Inventories consist of the following:


December 31,                             1996        1995
(Dollars in thousands)
---------------------------------------------------------
Finished goods                         $16,238    $ 6,598
Work in process                         12,338      6,738
Raw materials and supplies              13,483      8,359
                                       -------    -------
                                       $42,059    $21,695
                                       =======    =======

5.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:


December 31,                             1996         1995
(Dollars in thousands)
----------------------------------------------------------
Land and land improvements             $   664     $   257
Buildings and improvements              18,753      12,803
Machinery and office equipment          23,386      18,399
Automobiles and trucks                   1,044         844
Building held for sale                   5,080           -
                                       -------     -------
                                       $48,927     $32,303
                                       =======     =======

6.  LEASE RECEIVABLES
The Lumex Division offered lease financing to distributors of its low air loss bed systems under the terms of either a fixed payment lease or shared revenue lease contract, both of which were accounted for as sales type leases.
Standard lease contracts contained fixed monthly payments and were generally for 36-48 months, at which time title passes to the lessee. Under shared revenue lease contracts, the lessee paid the greater of: a fixed percentage of monthly revenue collected from rentals of the equipment or a minimum monthly payment. Shared revenue lease contracts were generally for 60 months, at which time title does not pass to the lessee. Leases are secured by the equipment leased including any revenues derived therefrom. Lease receivables were comprised of the following:


December 31, 1996
(Dollars in thousands)
---------------------------------------------------------
Minimum lease payments receivable                 $ 6,491
Less unearned interest income                      (1,522)
Less allowance for uncollectible accounts            (319)
Less current portion                               (1,147)
                                                  -------
Non-current portion                               $ 3,503
                                                  =======

    Minimum lease payments receivable are as follows:


Year ended December 31,
(Dollars in thousands)                              Total
---------------------------------------------------------
1997                                               $1,147
1998                                                1,399
1999                                                1,377
2000                                                  727
                                                   ------
                                                   $4,650
                                                   ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:


December 31,                                      1996       1995
(Dollars in thousands)
-----------------------------------------------------------------
Accounts payable                                $10,916   $ 5,390

Accrued compensation                              2,335     1,536
Accrued insurance                                   639       996
Accrued profit-sharing plan                         511       381
Accrual for discontinued operations               2,405     6,147
Other accrued expenses                           13,186     4,350
                                                -------   -------
                                                $29,992   $18,800
                                                =======   =======

8.  LONG-TERM DEBT OBLIGATIONS
Long-term debt obligations consist of the following:


December 31,                                       1996      1995
(Dollars in thousands)
-----------------------------------------------------------------
Revolving Credit Facility, interest at
  LIBOR + .5%, due in 1999                     $28,000    $18,500
Industrial revenue obligations, secured
  by improvements, 4.5% to 6.9%, due
  to 2004                                        1,126      1,335
Step down revolver payable in monthly
  installments, interest at 8.75% through
  April 1997 when balance is due                     -        745
Master draw note with interest payable at
  7.5% through April 1997 when balance
  is due                                             -        937
Term loan, payable in monthly installments,
   interest at LIBOR +.55%, remaining
   principal due January 2001                    1,535          -
Term note, payable in monthly installments,
  interest at 8.75% through May 2000                 -        120
Note payable in monthly installments,
  interest at 8% through June 2007, callable
  at the option of the lender within a 90-day
  period beginning July 1998, July 2001 or
  or July 2002                                       -        360
Liability for future payments under employ-
  ment contracts                                    25         44
                                               -------    -------
                                               $30,686    $22,041
                                               =======    =======

    On June 28, 1996, Fuqua amended its Revolving Credit Facility to expand the maximum borrowing amount from $60,000,000 to $100,000,000 and to add an additional bank to the facility. The Revolving Credit Facility has a three-year term and is to be used for working capital and to provide funds for corporate development activities. The interest rate under the Revolving Credit Facility is based on matrix pricing which ranges from LIBOR plus 40 basis points to LIBOR plus 100 basis points, plus a charge on the unused commitment of 12.5 basis points to 25 basis points. The Revolving Credit Facility includes normal and customary restrictive covenants regarding funded debt to capital, funded debt to cash flow, interest coverage, and dividend payments. Management believes that, at December 31, 1996, Fuqua is in compliance with the covenants of the Revolving Credit Facility and with the covenants of other Fuqua debt agreements.

    The aggregate maturity requirements for the next five years in respect to the current and non-current portions of long-term debt obligations at December 31, 1996 are as follows (dollars in thousands): 1997-$1,453; 1998-$290; 1999-
$28,292; 2000-$295; 2001-$1,357; and thereafter $452.  The carrying amounts of long-term liabilities approximate their fair values.

9.  STOCK OPTIONS
On June 29, 1989, the Board of Directors approved a nonqualified stock option plan for key employees (the "1989 Plan"), reserving 300,000 shares of Common Stock for issuance under the 1989 Plan. The options are granted at prices and under terms determined by the Stock Option Committee of the Board of Directors. All options expired five years from the date of grant.

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

    In November 1995, the Board of Directors approved the 1995 Long-Term Incentive Plan (the "Incentive Plan"), reserving 300,000 shares of Common Stock for issuance under the Incentive Plan. The Incentive Plan, which was approved by the stockholders on June 1, 1996, provides for the granting of awards to officers and key employees of Fuqua. The awards are granted at prices and under terms determined by the Stock Option Committee of the Board of Directors. All awards expire from five to ten years from the date of grant.

    Also in November 1995, the Board of Directors approved the 1995 Stock Option Plan for Outside Directors (the "Directors' Plan"), reserving 50,000 shares of Common Stock for issuance under the Directors' Plan. The options are automatically granted to directors annually. The Directors' Plan was approved by the stockholders on June 1, 1996.

    At December 31, 1996 and 1995, there were 217,600 and 364,000 shares of common stock, respectively, reserved for future grants in connection with Fuqua's stock option plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries

    A summary of stock option activity under the above-described plans is as follows:

                                                                   Weighted-
                                                        Price       Average
                                        Shares          Range         Price
----------------------------------------------------------------------------
Balance at December 31, 1993           227,175       $8.50-$20.38
 Granted                                20,000          $20.38
 Exercised                             (27,675)          $8.50
 Cancelled                              (2,000)         $20.38
                                       -------
Balance at December 31, 1994           217,500       $8.50-$21.00     $11.47
 Granted                               254,000      $18.38-$20.50     $19.63
 Exercised                             (82,000)          $8.50        $ 8.50
 Cancelled                              (5,000)         $20.38        $20.38
                                       -------
Balance at December 31, 19953          384,500       $8.50-$21.00     $17.38
 Granted                               146,400      $21.25-$24.00     $21.72
 Exercised                             (80,500)      $8.50-$9.50      $ 9.01
                                       -------
 Balance at December 31, 1996          450,400      $9.50-$24.00      $20.29
                                       -------

  The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1996:

                           Options Outstanding
---------------------------------------------------------------------------
Range of           Number of            Weighted-              Weighted-
Exercise            Options              Average                Average
Price             Outstanding         Remaining Life         Exercise Price
---------------------------------------------------------------------------
$9.50                 5,000              1 year                 $ 9.50
$18.38-$24.00       445,400              5 years                $20.41
                    -------
                    450,400
                    =======

                           Options Exercisable
---------------------------------------------------------------------------
Range of                                     Number of         Weighted-
Exercise                                      Options           Average
Price                                       Exercisable      Exercise Price
---------------------------------------------------------------------------
$9.50                                          5,000            $ 9.50
$18.38-$24.00                                190,333            $20.09
                                             -------
                                             195,333
                                             =======

   Fuqua elected to follow APB 25 in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Fuqua's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if Fuqua has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

Assumptions                                                1996        1995
---------------------------------------------------------------------------
Risk free interest rates                                  5.91%       6.13%
Dividend yield                                            None        None
Market volatility factors                                  .38         .37
Life of options                                        5 years     7 years

   For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the options' vesting periods. The weighted-average fair values of options granted during 1996 and 1995 equaled $9.93 and $9.25, respectively. Fuqua's pro forma net income information follows:

                                                        1996           1995
                                                        ----           ----
Pro Forma Net Income                              $6,942,000     $1,456,000
Pro Forma Net Income Per Share                    $     1.52     $      .37

    Since SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected in Fuqua's historical results until 2000, the date through which options vest.

10. SALES AND SEGMENT INFORMATION
Fuqua's foreign operations were not significant in 1996. Sales of the Leather Operations and Medical Products Operations to customers outside the United States, which have been classified by country where such amounts exceed 10% of net sales and otherwise geographically are as follows:


Year ended December 31,                1996            1995            1994
(Dollars in thousands)
---------------------------------------------------------------------------
Hong Kong                           $22,281         $15,819         $16,457
North America                         3,512           3,075           7,584
Europe                                3,197           2,687           3,467
Asia, other than Hong Kong            7,390           5,148           6,773
Other                                 1,914           3,933             235
                                    -------         -------         -------
                                    $38,294         $30,662         $34,516
                                    =======         =======         =======

    In 1996, sales of leather to one customer amounted to $15,722,000 and to another $15,506,000. In 1995, sales of leather to one customer amounted to $23,662,000 and to another $15,938,000. In 1994, sales of leather to one customer amounted to $20,007,000 and to another $17,426,000.

    Beginning in 1990, the Leather Operations began buying hides, that had already undergone the initial chrome tanning process, from one principal supplier. Management believes that alternatives sources of supply at competitive prices are available.

    Fuqua's continuing operations are carried on through its subsidiaries which operate in two distinct business segments, Leather Operations and Medical Products Operations. The Medical Products Operations became part of Fuqua through the acquisition of Basic in November 1995 and the Lumex Division in April 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


        Operating results and other financial data are presented as follows for each business segment which, at December 31, 1996, remain as continuing operations of Fuqua:


Year ended December 31,                 1996          1995          1994
(Dollars in thousands)
------------------------------------------------------------------------
Net sales:
 Leather Operations                $ 107,832     $ 111,930     $ 118,011
 Medical Products Operations          73,711         5,198             -
                                   ---------     ---------     ---------
 Consolidated                      $ 181,543     $ 117,128     $ 118,011
                                   =========     =========     =========


Operating profit (loss):
 Leather Operations                $  10,914     $  10,423     $  10,985
 Medical Products Operations           4,720           401             -
 Corporate                            (1,682)       (1,981)       (1,776)
                                   ---------     ---------     ---------
 Consolidated                      $  13,952     $   8,843     $   9,209
                                   =========     =========     =========

Identifiable assets:
 Leather Operations                $  57,163     $  44,474     $  44,724
 Medical Products Operations          80,491        26,719             -
 Corporate                             8,822        54,666        15,788
                                   ---------     ---------     ---------
 Consolidated                      $ 146,476     $ 125,859     $  60,512
                                   =========     =========     =========


Capital expenditures:
 Leather Operations                $   1,594     $   1,509     $   4,024
 Medical Products Operations           1,313           619             -
 Corporate                                89             -             -
                                   ---------     ---------     ---------
 Consolidated                      $   2,996     $   2,128     $   4,024
                                   =========     =========     =========

Depreciation and Amortization:
 Leather Operations                $   1,702     $   1,582     $   1,387
 Medical Products Operations           2,274           113             -
 Corporate                               220           236           216
                                   ---------     ---------     ---------
 Consolidated                      $   4,196     $   1,931     $   1,603
                                   =========     =========     =========

    There were no intersegment sales during 1996, 1995 or 1994.

    Operating profit (loss) by segment represents net sales less direct operating expenses. No allocation has been made for general corporate expenses, interest income from corporate investments or any foreign or domestic taxes. Identifiable assets are tangible and intangible assets used exclusively in the operations of each business segment. Corporate assets represent cash, investments and leasehold improvements, furniture and fixtures associated with Fuqua's corporate office.

11. GENERAL AND ADMINISTRATIVE EXPENSES
In September 1994, Fuqua amended the Management Agreement ("Agreement") with Fuqua Capital Corporation ("Capital"), a corporation wholly-owned by J. B. Fuqua, Chairman of the Board, and J. Rex Fuqua, Vice Chairman of the Board. Under the Agreement, Capital provides investment services and performs certain managerial and administrative duties. The term of the Agreement is through June 1, 2000 and provides for a management fee of $360,000 for each year of the noncancellable term.

    In October 1994, Fuqua amended its lease for corporate office space to extend the term for five years. Concurrently, Fuqua entered into a new sublease with a similar five year term with Capital for the portion of space which Capital uses. The sublease provides that if Fuqua moves out of the space it shares with Capital, or there is a change in control of Fuqua, Capital has the option of taking over the area now occupied by Fuqua on terms favorable to Capital.

12. RETIREMENT PLANS
Fuqua adopted a qualified defined contribution plan, effective January 1, 1993, covering all of the employees of the parent company and the leather subsidiaries and incorporating the profit-sharing plans of the leather subsidiaries. This plan provided a profit-sharing component with contributions to each employee based on his or her compensation and with the total contribution determined annually by the Board of Directors. The plan also permitted employees to make tax-deferred contributions up to the maximum limits allowed by the Internal Revenue Code, with Fuqua matching a portion of the employee's contribution under a formula approved annually by the Board of Directors.

    In 1995, Basic had two defined contribution employee benefit plans for the employees at its manufacturing facility in Fond du Lac, Wisconsin. One plan allowed employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The other plan was a money purchase plan which provides for employer contributions equal to 4% of eligible employee salaries. Employees became eligible to participate in the money purchase plan after 12 months of service.

    In 1995, employees at Basic's Georgia facilities participated in a profit sharing plan. This plan provided for discretionary annual contributions by Basic. Additionally, Basic adopted an employee benefit plan for its employees at the Georgia facilities which allowed eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

    On April 3, 1996, Fuqua adopted the Fuqua Enterprises, Inc. Savings and Retirement Plans and Trusts which provided for tax-qualified 401(k) plans for all of Fuqua's union and non-union employees (the "New Fuqua Plans"). The non-union employees of the Lumex Division became the first participants in the New Fuqua Plans concurrent with the acquisition of the Lumex Division in April 1996. All other Fuqua employees became participants in the New Fuqua Plans on July 1, 1996 or thereafter when the existing plans covering Basic, the Leather Operations and Fuqua's corporate office were merged into the New Fuqua Plans or when the union employees of the Lumex Division became eligible to participate. The New Fuqua Plans contain a profit-sharing component allowed by Internal Revenue Code Section 401(a), with tax-deferred contributions to each participant based on his or her compensation and with the total contribution determined annually by the Board of Directors. The New Fuqua Plans also permit employees to make tax-deferred contributions up to the maximum limits allowed by Internal Revenue Code Section 401(k), with Fuqua matching 50% of the first 4% of participants' contributions to the New Fuqua Plans.

    Total expense recognized under all of the above plans was 1996-$940,000, 1995-$309,000 and 1994-$372,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


13. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Fuqua's deferred income tax liabilities and assets are as follows:


December 31,                                      1996              1995
(Dollars in thousands)
------------------------------------------------------------------------
Deferred income tax liabilities:
 Tax over book depreciation                    $ 1,540           $ 1,851
                                               -------           -------
  Deferred income tax liabilities              $ 1,540           $ 1,851
                                               =======           =======


Deferred income tax assets:
  Accrued liabilities                          $ 3,393           $ 3,243
  Allowance for doubtful
   accounts                                        485                80
  Accrual for discontinued operations            1,139             3,189
  Unrealized investment losses                       -                19
                                               -------           -------
   Deferred income tax assets                    5,017             6,531
                                               -------           -------
 Net deferred income tax assets                $ 3,477           $ 4,680
                                               =======           =======

    Significant components of the provisions (benefits) for income taxes for continuing and discontinued operations are as follows:


Year ended December 31,               1996           1995           1994
(Dollars in thousands)
------------------------------------------------------------------------
Continuing Operations:
Current:
Federal                            $ 2,316        $ 2,016        $ 2,205
State                                  395            457            583
                                   -------        -------        -------
                                   $ 2,711        $ 2,473        $ 2,788
                                   =======        =======        =======

Deferred:
Federal                            $ 1,342        $   184        $  (100)
State                                  156             42            (26)
                                   -------        -------        -------
                                   $ 1,498        $   226        $  (126)
                                   =======        =======        =======

Discontinued Operations:           $     -        $(2,856)       $ 1,215
                                   =======        =======        =======

    In 1994, Fuqua made a favorable adjustment for amounts that were no longer considered necessary for contingencies for income taxes resulting in a reduction in income tax expense of $544,000 ($0.14 per share).

    The provisions for income taxes for continuing operations differ from the amounts computed by applying the U.S. Federal income statutory tax rates as follows:


Year ended December 31,               1996           1995          1994
------------------------------------------------------------------------
Statutory rate                        35.0%          35.0%         35.0%
State income taxes,
  net of federal tax benefit           3.2            4.0           4.2
Business tax credits                     -              -           (.2)
Dividend credits                       (.1)          (1.1)         (1.0)
Tax-exempt interest                      -           (1.5)          (.2)
Write-off of intangibles                 -             .2             -
Foreign sales corporation
  benefit                             (2.0)          (1.7)            -
Adjustment of
  estimated liabilities
  for prior years                        -              -          (6.4)
Other                                   .6           (1.0)            -
                                      ----           ----          ----
                                      36.7%          33.9%         31.4%
                                      ====           ====          ====

    The provisions (benefits) for income taxes for discontinued operations differ from those amounts computed by applying the U.S. Federal income statutory tax rates due principally to tax-free interest income at American Southern.

14.  INVESTMENTS
There were no investments at December 31, 1996. All investments at December 31, 1995 were classified as available for sale as follows:


December 31, 1995            Cost or     Gross       Gross     Estimated
(Dollars in                 Amortized  Unrealized  Unrealized    Fair
 thousands)                   Cost       Gains       Losses      Value
------------------------------------------------------------------------
Available for sale:
  Corporate Debt
    Securities              $   2,524   $    7     $   (80)     $  2,451
  Debt Securities
    issued by the
    U.S. Treasury               6,010       34           -         6,044
  Preferred Stocks              3,964      119         (28)        4,055
                            ---------   ------     -------      --------
                            $  12,498   $  160     $  (108)     $ 12,550
                            =========   ======     =======      ========

    The proceeds from sales of available for sales securities were $32,798,000 in 1996. In 1996, gross realized gains were $155,000 and gross realized losses were $209,000 on sales of available for sale securities. The proceeds from sales of available for sale securities were $3,306,000 during 1995. In 1995, gross realized gains were $53,000 and gross realized losses were $11,000 on available for sale investments. The proceeds from sales of available for sale securities were $100,000 for 1994. There were no gross realized gains or losses on sales of available for sale securities in 1994. Cost is determined by specific identification for purposes of calculating realized gains and losses. There were no transfers of securities to or from the available for sale or trading categories during 1996 and 1995. There were no sales of securities classified as held to maturity during 1996 and 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Fuqua Enterprises, Inc. and Subsidiaries


15.  ENVIRONMENTAL CONTINGENCY:
In March 1994, the office of the District Attorney of Suffolk County, Long Island, New York initiated an investigation to determine whether regulated substances had been discharged from one of the Lumex Division's Bay Shore facilities in excess of permitted levels. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent.

    In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. At December 31, 1996, the Lumex Division had $1,713,000 in reserves for remediation costs, including additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its cost estimates, although a portion of the remediation work plan will be performed over a period of years.

    The amounts of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed. The estimate of the costs, which are not probable but for which there exists at least a reasonable possibility of occurrence, exceeds the reserves recorded by the Lumex Division at December 31, 1996 by $1,600,000.

                           SUMMARY OF QUARTERLY DATA
                                  (Unaudited)



                                                           March            June      September        December       For the
(Dollars in thousands, except per share amounts)              31              30(2)          30(2)          31(2)       Year
-----------------------------------------------------------------------------------------------------------------------------
1996  Net sales                                       $   30,500      $   46,898      $  49,655      $   54,490     $ 181,543
      Income before interest and taxes                     2,960           3,530          4,136           3,326        13,952
      Income from continuing operations                    1,600           1,838          2,087           1,748         7,273
      Income from continuing operations
        per share                                           0.36            0.40           0.46            0.38          1.60
      Net income per share                                  0.36            0.40           0.46            0.38          1.60


1995  Net sales                                       $   24,050      $   33,692      $  27,923      $   31,463     $ 117,128
      Income before interest and taxes                     1,293           2,496          2,227           2,827         8,843
      Income from continuing operations                      662           1,349          1,321           1,918         5,250
      Income from continuing operations
        per share                                           0.17            0.35           0.34            0.45          1.32
      Net income (loss) per share                           0.37            0.47           0.17           (0.33)         0.63



Notes:
1. No cash dividends were paid in either year. In 1996 and 1995, per share amounts are calculated on a discrete quarterly basis and for the year are based on the weighted-average shares for the four quarters of the year.
2. Includes Basic for the two-month period ended December 31, 1995 and the Lumex Division for the nine-month period ended December 31, 1996.
--------------------------------------------------------------------------------

                            FUQUA ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996




                                   ITEM 14(A)

                          FINANCIAL STATEMENT SCHEDULE












                                   SECTION S

                                  FORM 10-K

                  FUQUA ENTERPRISES, INC. AND SUBSIDIARIES

                        YEAR ENDED DECEMBER 31, 1996

                                 ITEM 14(A)

                    LIST OF FINANCIAL STATEMENT SCHEDULES





                                                                                                                     PAGE
                                                                                                                      NO.
                                                                                                                     ----
Schedule II   -    Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1




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










                                     (i)

ITEM 14(A)



               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES


==============================================================================================================
                Col. A                    Col. B               Col. C               Col. D         Col. E
==============================================================================================================
                                                              Additions
                                                      ------------------------
                                                         (1)           (2)
                                        Balance at    Charged to    Charged to                   Balance at
                                        Beginning     Costs and       Other                        Close
             Description                of Period     Expenses      Accounts     Deductions      of Period
==============================================================================================================
 Year ended December 31, 1996:
   Allowance for
       doubtful accounts:
       Trade accounts receivable        $ 200,000     $  98,005    $       -      $ 48,005(a)     $ 250,000
                                        =========     =========    =========      ========        =========
       Lease receivables                        -             -      350,000(b)          -        $ 350,000
                                        =========     =========    =========      ========        =========

  Year ended December 31, 1995:
   Allowance for
       doubtful accounts:
       Trade accounts receivable        $ 350,000     $       -            -      $150,000(a)     $ 200,000
                                        =========     =========    =========      ========        =========

  Year ended December 31, 1994:
   Allowance for
       doubtful accounts:
       Trade accounts receivable        $ 335,000     $  74,483            -      $ 59,483(a)     $ 350,000
                                        =========     =========    =========      ========        =========


==============================================================================================================

    (a) Write-off of uncollectible accounts, net of recoveries.
    (b) Recorded in the acquisition of the Lumex Division.