Form 10-Q
period 1997-03-31
FUQUA ENTERPRISES INC
filed 1997-05-14
CIK 88190

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997
                                   ----------------

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

                           FUQUA ENTERPRISES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                         13-1988043
-------------------------------                         ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1997, there were 4,478,847 shares of Common Stock, Par Value $2.50 per share outstanding.

                  FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                    INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - March 31, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Income
                 - for three months ended March 31, 1997 and March 31, 1996

                 Condensed Consolidated Statements of Cash Flows
                 - for three months ended March 31, 1997 and March 31, 1996

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CONDENSED CONSOLIDATED BALANCE SHEETS

                  FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                           (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                              March 31,      December 31,
                                                                                                1997             1996
                                                                                              --------       ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  4,271        $   4,616
Receivables
  Trade accounts, less allowance of $250 (1996, $250) . . . . . . . . . . . . .                 41,467           33,871
  Lease receivables, less allowance of $350 (1996, $350)  . . . . . . . . . . .                    681            1,147
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 43,023           42,059
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                  4,080            2,620
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,256            3,477
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 97,778           87,790
                                                                                              -------------------------
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                 50,749           48,927
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                (16,554)         (15,166)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                 34,195           33,761
                                                                                              -------------------------
Intangible assets, less accumulated amortization of $793 (1996, $399) . . . . .                 37,747           20,014
Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,703            3,503
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,328            1,408
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                172,751          146,476
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                  3,969            4,935
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $176,720        $ 151,411
                                                                                              =========================




See accompanying Notes to Condensed Consolidated Financial Statements.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                  (Dollars in thousands, except share data)

--------------------------------------------------------------------------------

                                                                                              March 31,      December 31,
                                                                                                1997             1996
                                                                                              --------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .               $ 28,840        $  29,992
Current portion of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,644            1,453
                                                                                              -------------------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                 33,484           31,445

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 52,614           30,686
                                                                                              -------------------------
   Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 86,098           62,131
                                                                                              -------------------------
Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                      -                -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,523,669
   shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,309           11,309
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                 24,847           24,847
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 55,313           53,971
                                                                                              -------------------------
                                                                                                91,469           90,127
Treasury stock, at cost: 44,822 shares  . . . . . . . . . . . . . . . . . . . .                   (847)            (847)
                                                                                              -------------------------
   Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . .                 90,622           89,280
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $176,720        $ 151,411
                                                                                              -------------------------




See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
           (Dollars and shares in thousands, except per share data)

------------------------------------------------------------------------------

                                                                                              March 31,       March 31,
                                                                                                1997             1996
                                                                                              --------        ---------
REVENUES:
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 55,621        $  30,500
  Investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     50              670
                                                                                              -------------------------
   Total revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 55,671           31,170
                                                                                              -------------------------
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 44,577           25,062
  Selling, general and administrative expenses  . . . . . . . . . . . . . . . .                  8,373            3,148
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    593              333
                                                                                              -------------------------
   Total costs and expenses   . . . . . . . . . . . . . . . . . . . . . . . . .                 53,543           28,543
                                                                                              -------------------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,128            2,627
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    786            1,027
                                                                                              -------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  1,342        $   1,600
                                                                                              =========================
Per share:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    .30        $     .36

Common shares and equivalents . . . . . . . . . . . . . . . . . . . . . . . . .                  4,545            4,500





See accompanying Notes to Condensed Consolidated Financial Statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                            (Dollars in thousands)


--------------------------------------------------------------------------------


                                                                                                1997             1996
                                                                                              --------        ---------

OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (7,342)       $  (1,244)
  Net cash provided by (used in) discontinued operations  . . . . . . . . . . .                    966           (1,131)
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (6,376)          (2,375)
                                                                                              -------------------------
INVESTING ACTIVITIES
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                      -           10,517
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                      -          (20,341)
  Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . .                   (455)            (477)
  Cash acquired in business acquisition . . . . . . . . . . . . . . . . . . . .                  1,058                -
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                      -             (165)
                                                                                              -------------------------
     Net Cash Provided By (Used In) Investing Activities  . . . . . . . . . . .                    603          (10,466)
                                                                                              -------------------------
FINANCING ACTIVITIES
  Net decrease in notes payable . . . . . . . . . . . . . . . . . . . . . . . .                      -           (1,814)
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                   (572)            (250)
  Additional long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                  6,000            1,830
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                      -              967
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                      -             (827)
                                                                                              -------------------------
     Net Cash Provided By (Used In) Financing Activities    . . . . . . . . . .                  5,428              (94)
                                                                                              -------------------------
Increase (Decrease) in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (418)         (11,639)
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                     73           (1,296)
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                  4,616           29,000
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $  4,271        $  16,065
                                                                                              =========================




See accompanying Notes to Condensed Consolidated Financial Statements.

                   FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

--------------------------------------------------------------------------------

1. CORPORATE DEVELOPMENT ACTIVITIES:

   On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith.

   In April 1996, Fuqua's Leather Operations, through a joint venture, acquired an interest in a tannery in the People's Republic of China. As a result, the Leather Operations produce leather in China and market the products throughout China and Southeast Asia. The investment provides an additional channel of distribution for certain grades of the Leather Operations' production.

   On February 26, 1997, Fuqua acquired 100% of the outstanding common stock and warrants of Prism Enterprises, Inc. ("Prism"). Prism, whose 1996 net sales were $12.0 million, is a manufacturer of therapeutic heat and cold packs for medical and consumer uses and vacuum systems for obstetrical and other applications. Prism's operating facilities are located in San Antonio, Texas and Rancho Cucamonga, California. The purchase price was $19.5 million and was financed with borrowings under Fuqua's Revolving Credit Facility. Based on the preliminary allocation of purchase price, the excess purchase price over the net assets acquired of $16.2 million was assigned to goodwill and is being amortized on a straight-line basis over 30 years.

   The results of operations of the Lumex Division are included in the Condensed Consolidated Financial Statements for the three months ended March 31, 1997. The results of operations of Prism are included in the Condensed Consolidated Financial Statements for the period from acquisition date, February 26, 1997, through March 31, 1997. The following pro forma summary presents Fuqua's consolidated results from operations as if these acquisitions had occurred on the first day of each of the respective three month periods. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions actually been made as of that date or the results which may occur in the future.

Three months ended March 31,                                                  1997             1996
(Dollars in thousands)
----------------------------------------------------------------------------------------------------

Net sales                                                                   $57,494          $45,907
Net income (loss)                                                             1,439           (3,098)
Net income (loss) per share                                                     .32             (.69)


2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                                                           MARCH 31,      DECEMBER 31,
(Dollars in thousands)                                                        1997            1996
------------------------------------------------------------------------------------------------------
Finished goods                                                              $14,953          $16,238
Work in progress                                                             12,379           12,338
Raw materials and supplies                                                   15,691           13,483
                                                                            -------          -------
                                                                            $43,023          $42,059
                                                                            =======          =======

4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
(Dollars in thousands)                                                        1997             1996
----------------------------------------------------------------------------------------------------

Interest payments                                                          $    483         $    431
                                                                            -------          -------
Income tax payments                                                        $    240         $    113
                                                                            -------          -------
Issuance of debt in connection with business acquisition                   $ 19,500         $      -
                                                                             ------         --------


5. CAPITAL STOCK:

   On March 19, 1997, Fuqua granted options under Fuqua's 1995 Long-Term Incentive Plan to various employees aggregating 75,500 shares at an exercise price of $22.125 which equaled the market price at the date of grant. During the first three months of 1997, there were no options exercised and Fuqua acquired no shares of common stock for its treasury. During the first three months of 1996, options for 80,000 shares of common stock were exercised at $8.50-9.50 per share. Also, during the first three months of 1996, Fuqua acquired 43,827 shares of common stock for its treasury at a total cost of $827,000.


                             --------------------


   The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Fuqua's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Acquisitions: On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that the net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith.

   In April 1996, Fuqua's Leather Operations, through a joint venture, acquired an interest in a tannery in the People's Republic of China. As a result, the Leather Operations produce leather in China and market the products throughout China and Southeast Asia. The investment provides an additional channel of distribution for certain grades of the Leather Operations' production.

   On February 26, 1997, Fuqua acquired 100% of the outstanding common stock and warrants of Prism Enterprises, Inc. ("Prism"). Prism, whose 1996 net sales were $12.0 million, is a manufacturer of therapeutic heat and cold packs for medical and consumer uses and vacuum systems for obstetrical and other applications. Prism's operating facilities are located in San Antonio, Texas and Rancho Cucamonga, California. The purchase price was $19.5 million and was financed with borrowings under Fuqua's Revolving Credit Facility. Based on the preliminary allocation of purchase price, the excess purchase price over the net assets acquired of $16.2 million was assigned to goodwill and is being amortized on a straight-line basis over 30 years.

   Medical Products Operations: Net sales in the first quarter of 1997 were $24,403,000 as compared to $7,630,000 in the first quarter of 1996. The cost of sales increased from $5,498,000 in the first quarter of 1996 to $17,186,000 in the first quarter of 1997. Selling, general and administrative costs increased from $1,418,000 in the first quarter of 1996 to $5,669,000 in the first quarter of 1997. The increases in net sales, cost of sales and selling, general and administrative costs are due principally to the acquisitions of the Lumex Division and Prism which are included in the results of the first quarter of 1997, but not in the comparable quarter of 1996.

   Inventories at March 31, 1997 were $16,872,000 as compared to $5,038,000 at March 31, 1996 and $17,279,000 at December 31, 1996 and accounts receivable at March 31, 1997 were $19,752,000 as compared to $5,030,000 at March 31, 1996 and
$16,870,000 at December 31, 1996. The increases in inventories and accounts receivable are due principally to the acquisitions of the Lumex Division and Prism.

   Capital expenditures for the Medical Products Operations were $537,000 in the first quarter of 1997 as compared to $116,000 in the first quarter of 1996. Depreciation and amortization expense for the first quarter of 1997 was $964,000 as compared to $134,000 in the first quarter of 1996.

   Leather Operations: Net sales of the Leather Operations increased $8,348,000 or 36.5% in the first quarter of 1997 versus the comparable period of 1996, principally as a result of increased quantity of leather sold. Sales to foreign customers represented 45.5% of net sales in the first quarter of 1997 as compared to 25.0% of net sales in the first quarter of 1996.

   The profit margin decreased to 5.9% of sales in the first quarter of 1997 from 10.6% in the comparable period of 1996, primarily due to unfavorable changes in hide costs in 1997 which could not be passed on to customers.

   Selling, general and administrative expenses increased $270,000 or 15.6% in the first quarter of 1997 compared to the first quarter of 1996, representing 6.4% of net sales as compared to 7.6% a year ago. The increase in selling, general and administrative expenses in the first quarter of 1997 was principally due to increased selling expenses associated with higher levels of foreign sales.

   Accounts receivable were higher, $21,715,000 at March 31, 1997, as compared to $15,803,000 at December 31, 1996, due principally to seasonal factors. During the first quarter of 1997, inventories increased 5.5%, from $24,780,000 at December 31, 1996 to $26,151,000 at March 31, 1997.

   Capital expenditures for the Leather Operations were $280,000 in the first quarter of 1997, and are expected to be approximately $2,131,000 for the entire year of 1997. Depreciation expense for the Leather Operations in the first quarter of 1997 was $399,000 as compared to $424,000 in the comparable period of 1996.

   Corporate Office Operations: Investment income in the first quarter of 1997 was $50,000 as compared to $670,000 in the comparable period of 1996. The decrease in investment income in 1997 reflects the lower levels of invested funds as a result of business acquisitions.

   Interest expense in the first quarter of 1997 was $593,000 as compared to $333,000 in the comparable period of 1996 reflecting higher interest costs and fees associated with a larger amount of outstanding debt arising from the acquisition of the Lumex Division and Prism.

   General and Administrative expenses for corporate office activities were $704,000 in the first quarter of 1997 as compared to $852,000 in the comparable period of 1996. The decrease resulted mainly from costs and expenses associated with 1996 corporate development activities as compared to such activities in the first quarter of 1997.

   Recent Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Fuqua will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Since Fuqua does not have a significant amount of common stock equivalents, the impact of Statement No. 128 on the calculation of earnings per share for the three months ended March 31, 1997 and March 31, 1996 is not material.

   Recent Developments: The Union of Needletrades, Industrial and Textile Employees, AFL-CIO (the "Union") has filed a representation petition with the National Labor Relations Board ("NLRB") with respect to Fuqua's Leather Operations in Hartland, Maine. A secret ballot election to be conducted by the NLRB is tentatively scheduled for June 6, 1997. If a majority of voting employees in the bargaining unit vote in favor of the Union, management will be obligated to comply with all Federal laws associated with collective bargaining and to attempt to negotiate, in good faith, a collective bargaining agreement with the Union. Management is currently unable to predict the outcome of this election or its potential impact, if any, on the Leather Operations.

LIQUIDITY AND CAPITAL RESOURCES:

   At March 31, 1997, Fuqua had $4,271,000 in cash and cash equivalents and $47,000,000 in borrowing capacity under Fuqua's Revolving Credit Facility. Management believes that Fuqua has adequate resources and borrowing capacity to meet its obligations when due and to pursue its corporate development activities.

   Certain matters included herein may constitute "forward-looking statements" within the meaning of Federal securities laws. These forward looking statements reflect management's current expectations and are based upon currently available data. Actual results are subject to future events, risks and uncertainties, such as competition, inflation, timing of capital expenditures and other risk factors, which could materially impact performance from that expressed or implied in these statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

   On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1977, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller, obtained an interim stay of the arbitration proceedings pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of stockholders held on May 3, 1997, the stockholders re-elected all the nominees as listed in the Proxy Statement, dated March 28, 1997, to the Board of Directors.

                                                               Votes For             Votes Withheld
                                                               ---------             --------------

     J. B. Fuqua                                          4,211,270 shares             5,663 shares
     J. Rex Fuqua                                         4,210,670 shares             6,263 shares
     W. Clay Hamner                                       4,211,070 shares             5,863 shares
     Frank W. Hulse IV                                    4,211,270 shares             5,663 shares
     Lawrence P. Klamon                                   4,211,270 shares             5,663 shares
     Richard C. Larochelle                                4,211,270 shares             5,663 shares
     Gene J. Minotto                                      4,211,270 shares             5,663 shares
     Clark L. Reed, Jr.                                   4,210,170 shares             6,763 shares
     D. Raymond Riddle                                    4,211,270 shares             5,663 shares

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


                                 FUQUA ENTERPRISES, INC.
                                    REGISTRANT



                                 s/s Brady W. Mullinax, Jr.
                                 -----------------------------------------------
                                 Brady W. Mullinax, Jr., Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer and Executive Officer duly authorized to sign on behalf of the registrant)





Date:  May 14, 1997