Form 10-Q
period 1997-06-30
FUQUA ENTERPRISES INC
filed 1997-08-14
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 1997
                                   --------------------

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


Registrant's telephone number, including area code: 404-815-2000
                                                   -------------




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1997, there were 4,482,709 shares of Common Stock, Par Value $2.50 per share outstanding.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                     INDEX



PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - June 30, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Income
                 - for three months and six months ended June 30, 1997 and
                   June 30, 1996

                 Condensed Consolidated Statements of Cash Flows
                 - for six months ended June 30, 1997 and June 30, 1996

                 Notes to Condensed Consolidated Financial Statements



            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Forms 8-K





                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                       (Unaudited; Amounts In Thousands)


                                                                                               JUNE 30,    DECEMBER 31,
                                                                                                 1997          1996
                                                                                             ------------ --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $   4,535       $   4,616
Receivables
  Trade accounts, less allowance of $250 (1996, $250) . . . . . . . . . . . . .                  46,552          33,871
  Lease receivables, less allowance of $350 (1996, $350)  . . . . . . . . . . .                     176           1,147
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  44,569          42,059
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                   2,311           2,620
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,934           3,477
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 103,077          87,790
                                                                                              -------------------------

Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                  51,778          48,927
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                 (17,694)        (15,166)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                  34,084          33,761
                                                                                              -------------------------

Intangible assets, less accumulated amortization of $923 (1996, $399) . . . . .                  37,995          20,014
Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       0           3,503
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,557           1,408
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                 176,713         146,476
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                   3,491           4,935
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 180,204       $ 151,411
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              (Unaudited; Amounts In Thousands, Except Share Data)


                                                                                               JUNE 30,    DECEMBER 31,
                                                                                                 1997          1996
                                                                                             ------------ --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .               $  29,489       $  29,992
Current portion of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,867           1,453
                                                                                              -------------------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                  33,356          31,445

Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  54,579          30,686
                                                                                              -------------------------
   Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  87,935          62,131
                                                                                              -------------------------
Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                       -               -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,528,669
   (1996 - 4,523,669) shares  . . . . . . . . . . . . . . . . . . . . . . . . .                  11,322          11,309
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                  24,902          24,847
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  56,918          53,971
                                                                                              -------------------------
                                                                                                 93,142          90,127
Treasury stock, at cost: 45,960 (1996 - 44,822) shares  . . . . . . . . . . . .                    (873)           (847)
                                                                                              -------------------------
   Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . .                  92,269          89,280
                                                                                              -------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $ 180,204       $ 151,411
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
            (Unaudited; Amounts In Thousands, Except Per Share Data)

                                                                FOR THREE MONTHS ENDED           FOR SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ----------------------------     --------------------------
                                                                  1997           1996             1997           1996
                                                                  ----           ----             ----           ----
REVENUES:
  Net Sales . . . . . . . . . . . . . . . . . . . . . . .      $  62,708       $ 46,898       $  118,329     $  77,398
  Investment income . . . . . . . . . . . . . . . . . . .             33            597               83         1,267
                                                               -------------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .         62,741         47,495          118,412        78,665
                                                               -------------------------------------------------------
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .         49,701         36,163           94,278        60,374
  Selling, general and administrative expenses  . . . . .          9,641          7,802           18,014        11,801
  Interest expense  . . . . . . . . . . . . . . . . . . .            938            761            1,531         1,094
                                                               -------------------------------------------------------
  Total costs and expenses  . . . . . . . . . . . . . . .         60,280         44,726          113,823        73,269
                                                               -------------------------------------------------------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .          2,461          2,769            4,589         5,396
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .            856            931            1,642         1,958
                                                               -------------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $   1,605       $  1,838       $    2,947     $   3,438
                                                               =======================================================

PER SHARE:
  Net Income  . . . . . . . . . . . . . . . . . . . . . .      $     .36       $    .40       $      .65     $     .76

Common shares and equivalents . . . . . . . . . . . . . .          4,483          4,603            4,514         4,551




See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                       (Unaudited; Amounts In Thousands)



                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                -------------------------

                                                                                                  1997            1996
                                                                                                  ----            ----
OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (7,854)       $  (6,945)
  Net cash provided by discontinued operations  . . . . . . . . . . . . . . . .                  1,444            3,706
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (6,410)          (3,239)
                                                                                              -------------------------
INVESTING ACTIVITIES
  Purchase of business, net of cash acquired  . . . . . . . . . . . . . . . . .                  1,058          (41,300)
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                      -           10,517
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                      -          (20,685)
  Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . .                 (1,578)          (1,020)
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                      -             (165)
                                                                                              -------------------------
     Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . .                   (520)         (52,653)
                                                                                              -------------------------
FINANCING ACTIVITIES
  Net increase in notes payable . . . . . . . . . . . . . . . . . . . . . . . .                      -           34,826
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                 (1,193)          (2,064)
  Additional long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                  8,000                -
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                     68              974
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                    (26)            (827)
                                                                                              -------------------------
     Net Cash Provided By Financing Activities    . . . . . . . . . . . . . . .                  6,849           32,909
                                                                                              -------------------------
Increase (Decrease) in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (223)         (26,524)
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                    142            3,541
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                  4,616           29,000
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $  4,535        $   6,017
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                 June 30, 1997


1. CORPORATE DEVELOPMENT ACTIVITIES:

   On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the Seller are continuing with the arbitration proceedings. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 order of the New York County Supreme Court. Briefing of the Seller's appeal is expected to be completed in September 1997.

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

   The results of operations of the Lumex Division are included in the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 1997. The results of operations of Prism are included in the Condensed Consolidated Financial Statements for the period from acquisition date, February 26, 1997, through June 30, 1997. The following pro forma summary presents Fuqua's consolidated results from operations as if these acquisitions had occurred on the first day of each of the respective three and six month periods for Prism and on January 1, 1996 for the Lumex Division. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions actually been made as of those dates or the results which may occur in the future.

                                 FOR THREE MONTHS   FOR THREE MONTHS   FOR SIX MONTHS  FOR SIX MONTHS
                                       ENDED             ENDED             ENDED            ENDED
                                   JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997    JUNE 30, 1996
(Amounts In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------
Net sales                            $  61,412          $  50,544        $ 118,906        $  96,851
Net income (loss)                        1,471              1,885            2,910           (1,213)
Net income (loss) per share                .33                .42              .65             (.27)

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents, if dilutive. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                                                            JUNE 30,       DECEMBER 31,
(Amounts In Thousands)                                                        1997             1996
-------------------------------------------------------------------------------------------------------
Finished goods                                                             $ 13,243         $ 16,238
Work in progress                                                             12,189           12,338
Raw materials and supplies                                                   19,137           13,483
                                                                             ------           ------
                                                                           $ 44,569         $ 42,059
                                                                             ======           ======


4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                               FOR SIX MONTHS ENDED
                                                                                      JUNE 30,
(Amounts In Thousands)                                                        1997             1996
-------------------------------------------------------------------------------------------------------
Interest payments                                                          $  1,035         $  1,565
                                                                            -------          -------
Income tax payments                                                        $    832         $  2,058
                                                                            -------          -------
Issuance of debt in connection with business acquisition                   $ 19,500         $ 33,000
                                                                            -------          -------

5. CAPITAL STOCK:

   During the three months ended June 30, 1997, options for 5,000 shares were exercised at $9.50 per share and Fuqua acquired 1,138 shares of common stock for its treasury. During the three months ended June 30, 1996, options for 500 shares of common stock were exercised at $8.50 per share and Fuqua acquired no shares of common stock for its treasury.


                              ____________________


   The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. However, interim period results are not necessarily indicative of results for the year, taken as a whole. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Fuqua's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Acquisitions: On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that the net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the Seller are continuing with the arbitration proceedings. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 order of the New York County Supreme Court. Briefing of the Seller's appeal is expected to be completed in September 1997.

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

   Medical Products Operations: Net sales in the second quarter of 1997 were $26,392,000 as compared to $20,143,000 in the second quarter of 1996. The cost of sales increased from $14,455,000 in the second quarter of 1996 to $17,846,000 in the second quarter of 1997. Selling, general and administrative costs increased from $4,976,000 in the second quarter of 1996 to $6,473,000 in the second quarter of 1997. Net sales during the six months ended June 30, 1997 were $50,795,000 as compared to $27,773,000 in the comparable period of 1996. The cost of sales during the six months ended June 30, 1997 were $35,032,000 as compared to $19,953,000 in the six months ended June 30, 1996. Selling, general and administrative costs increased from $6,394,000 in the six months ended June 30, 1996 to $12,142,000 in the six months ended June 30, 1997. The increases in net sales, cost of sales and selling, general and administrative costs are due principally to the acquisition of the Lumex Division and Prism which are included in the periods presented for 1997, but not in any (Prism) or only portions (Lumex Division) of the comparable periods of 1996.

   Inventories at June 30, 1997 were $16,090,000 as compared to $17,279,000 at December 31, 1996 and accounts receivable at June 30, 1997 were $17,264,000 as compared to $16,870,000 at December 31, 1996. The decrease in inventories resulted from improvements in operational efficiencies at the Lumex Division and Basic which more than offset the addition of Prism's inventories. The increase in accounts receivable is due principally to the acquisition of Prism.

   Capital expenditures for the Medical Products Operations were $339,000 in the second quarter of 1997 as compared to $224,000 in the second quarter of 1996. Capital expenditures were $944,000 in the first six months of 1997 as compared to $340,000 in the first six months of 1996. Capital expenditures are expected to be $1,950,000 for the entire year of 1997. Depreciation and amortization expense for the second quarter of 1997 was $1,042,000 as compared to $665,000 in the second quarter of 1996. Depreciation and amortization expense was $1,870,000 in the first six months of 1997 as compared to $799,000 in the first six months of 1996.

   Leather Operations: Net sales of the Leather Operations increased $9,561,000 or 35.7% in the second quarter of 1997 versus the comparable period of 1996, principally as a result of increased quantities of leather sold. Net sales of the Leather Operations increased $17,909,000 or 36.1% in the first six months of 1997 as compared to the first six months of 1996. Sales to foreign customers represented 41.0% of net sales in the second quarter of 1997 as compared to 28.0% of net sales in the second quarter of 1996.

   The profit margin decreased to 5.4% of sales in the second quarter of 1997 from 11.6% in the comparable period of 1996 and decreased to 5.6% of sales in the first six months of 1997 from 11.1% in the comparable period of 1996, primarily due to the liquidation of raw material hide inventories which were acquired when prices were higher and a temporary reduction in shipments to a significant customer in 1997.

   Selling, general and administrative expenses increased $470,000 or 24.1% in the second quarter of 1997 compared to the second quarter of 1996, representing 6.7% of net sales as compared to 7.3% a year ago. Selling, general and administrative expenses in the first six months of 1997 were $4,423,000, which represented an increase of $741,000 or 20.1% compared to the first six months of 1996. The increase in selling, general and administrative expenses was principally due to increased selling expenses associated with higher levels of foreign sales.

   Accounts receivable were higher, $27,609,000 at June 30, 1997, as compared to $15,803,000 at December 31, 1996, due principally to seasonal factors. During the first six months of 1997, inventories increased 14.9%, from $24,780,000 at December 31, 1996 to $28,479,000 at June 30, 1997.

   Capital expenditures for the Leather Operations were $562,000 in the second quarter of 1997 and $842,000 in the first six months of 1997, and are expected to be approximately $2,131,000 for the entire year of 1997. Depreciation expense for the Leather Operations in the second quarter of 1997 was $450,000 as compared to $468,000 in the comparable period of 1996. Depreciation expense was $849,000 in the first six months of 1997 as compared to $892,000 in the comparable period of 1996.

   Corporate Office Operations: Investment income in the second quarter of 1997 was $33,000 as compared to $597,000 in the comparable period of 1996. Investment income in the first six months of 1997 was $83,000 as compared to $1,267,000 in the first six months of 1996. The decrease in investment income in 1997 reflects the lower levels of invested funds as a result of business acquisitions.

   Interest expense in the second quarter of 1997 was $938,000 as compared to $761,000 in the comparable period of 1996 and was $1,531,000 in the first six months of 1997 as compared to $1,094,000 in the first six months of 1996, reflecting higher interest costs and fees associated with a larger amount of outstanding debt arising from the acquisitions of the Lumex Division and Prism.

   General and Administrative expenses for corporate office activities were $675,000 in the second quarter of 1997 as compared to $873,000 in the comparable period of 1996 and were $1,379,000 in the first six months of 1997 as compared to $1,725,000 in the first six months of 1996. The decrease resulted mainly from costs and expenses associated with 1996 corporate development activities as compared to such activities in the first quarter of 1997.

   Recent Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Fuqua will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Since Fuqua does not have a significant amount of common stock equivalents, the impact of Statement No. 128 on the calculation of earnings per share for the quarter and six month period ended June 30, 1997 is not material.

LIQUIDITY AND CAPITAL RESOURCES:

   At June 30, 1997, Fuqua had $4,535,000 in cash and cash equivalents and $45,000,000 in borrowing capacity under Fuqua's Revolving Credit Facility. Management believes that Fuqua has adequate resources and borrowing capacity to meet its obligations when due and to pursue its corporate development activities.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

   On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1977, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller, obtained an interim stay of the arbitration proceedings pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal.
Accordingly, Fuqua and the Seller are continuing with the arbitration proceedings. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 order of the New York County Supreme Court. Briefing of the Seller's appeal is expected to be completed in September 1997.

   The nature of Fuqua's business results in claims or litigation which management believes to be routine and incidental to Fuqua's business. Fuqua maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent, although in certain actions, plaintiffs request damages that may not be covered by insurance. Management does not believe that the outcome of any such pending claims and litigation will have a material adverse effect upon Fuqua's results of operations or financial condition, although no assurance can be given as to the ultimate outcome of any such claim or litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Listing of Exhibits
          10(a)  Employment Agreement dated July 1, 1997 between Fuqua and John
                 J. Huntz, Jr.
          10(b)  Employment Agreement dated July 1, 1997 between Fuqua and
                 Brady W. Mullinax, Jr.
          10(c)  Letter Agreement dated July 1, 1997, between Fuqua and
                 Lawrence P. Klamon
          10(d)  Lease Agreement dated May 20, 1997 between Alamo Fairgrounds,
                 Ltd. (Lessor) and Prism Technologies, Inc. (Lessee)
          11     Statement of Computation of Earnings Per Share
          27     Financial Data Schedule (for SEC use only) Article 5

  (b)  Reports on Form 8-K
          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FUQUA ENTERPRISES, INC.
                                   REGISTRANT


                                 /s/ Brady W. Mullinax, Jr.
                                 ----------------------------------------------
                                 Brady W. Mullinax, Jr., Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer
                                 and Executive Officer duly authorized to sign on behalf of the registrant)





Date:  August 14, 1997