Form 10-Q
period 1997-09-30
FUQUA ENTERPRISES INC
filed 1997-11-14
CIK 88190

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1997
                                    -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO
                                   -------------    ------------

     Commission File Number 0-10583
                            -------

--------------------------------------------------------------------------------

                            FUQUA ENTERPRISES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   13-1988043
      ----------------------------------             -----------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation of organization                    Identification No.)



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

         Yes     X                            No
             --------                            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1997, there were 4,482,709 shares of Common Stock, Par Value $2.50 per share outstanding.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES



                                     INDEX


PART I.     FINANCIAL INFORMATION
            Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets
                 - September 30, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Income
                 - for three months and nine months ended September 30, 1997 and September 30, 1996

                 Condensed Consolidated Statements of Cash Flows
                 - for nine months ended September 30, 1997 and September 30, 1996

                 Notes to Condensed Consolidated Financial Statements



            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Forms 8-K





                                     (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
             (Interim Amounts Are Unaudited; Amounts In Thousands)


                                                                                             SEPTEMBER 30, DECEMBER 31,
                                                                                                 1997          1996
                                                                                             ------------ --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               $   2,072       $   4,616
Receivables
  Trade accounts, less allowance of $250 (1996, $250) . . . . . . . . . . . . .                  42,419          33,871
  Lease receivables, less allowance of $350 (1996, $350)  . . . . . . . . . . .                       -           1,147
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  46,433          42,059
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .                   3,594           2,620
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   4,802           3,477
                                                                                              -------------------------
   Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  99,320          87,790
                                                                                              -------------------------

Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .                  52,710          48,927
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .                 (18,546)        (15,166)
                                                                                              -------------------------
   Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . .                  34,164          33,761
                                                                                              -------------------------

Intangible assets, less accumulated amortization of $1,282 (1996, $399) . . . .                  37,655          20,014
Lease receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -           3,503
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,746           1,408
                                                                                              -------------------------
   Total Assets of Continuing Operations  . . . . . . . . . . . . . . . . . . .                 172,885         146,476
   Total Assets of Discontinued Operations  . . . . . . . . . . . . . . . . . .                   3,637           4,935
                                                                                              -------------------------
     Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 176,522       $ 151,411
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
        (Interim Amounts Are Unaudited; Amounts In Thousands, Except Share Data)


                                                                                             SEPTEMBER 30, DECEMBER 31,
                                                                                                 1997          1996
                                                                                             ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .               $  26,905       $  29,992
Current portion of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     589           1,453
                                                                                             --------------------------
   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                  27,494          31,445
Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  54,444          30,686
                                                                                             --------------------------
   Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  81,938          62,131
                                                                                             --------------------------
Stockholders' equity
  Preference stock, $1 par value:
   authorized 8,000,000 shares; none issued   . . . . . . . . . . . . . . . . .                       -               -
  Common stock, $2.50 par value:
   authorized 20,000,000 shares; issued 4,528,669
   (1996 - 4,523,669) shares  . . . . . . . . . . . . . . . . . . . . . . . . .                  11,322          11,309
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                  24,902          24,847
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  59,233          53,971
                                                                                             --------------------------
                                                                                                 95,457          90,127
Treasury stock, at cost: 45,960 (1996 - 44,822) shares  . . . . . . . . . . . .                    (873)           (847)
                                                                                             --------------------------
   Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . . .                  94,584          89,280
                                                                                             --------------------------
     Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . . .               $ 176,522       $ 151,411
                                                                                             ==========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
            (Unaudited; Amounts In Thousands, Except Per Share Data)

                                                                FOR THREE MONTHS ENDED           FOR NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                           -----------------------------      ---------------------------
                                                                  1997           1996             1997           1996
                                                                  ----           ----             ----           ----
REVENUES:
  Net sales . . . . . . . . . . . . . . . . . . . . . . .      $  60,372       $ 49,655       $  178,701     $ 127,053
  Investment income . . . . . . . . . . . . . . . . . . .            104            572              187         1,839
                                                               -------------------------------------------------------
  Total revenues  . . . . . . . . . . . . . . . . . . . .         60,476         50,227          178,888       128,892
                                                               -------------------------------------------------------
COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .         47,377         38,210          141,655        98,584
  Selling, general and administrative expenses  . . . . .          8,968          7,881           26,982        19,682
  Interest expense  . . . . . . . . . . . . . . . . . . .            776            862            2,307         1,956
                                                               -------------------------------------------------------
  Total costs and expenses  . . . . . . . . . . . . . . .         57,121         46,953          170,944       120,222
                                                               -------------------------------------------------------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . .          3,355          3,274            7,944         8,670
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .          1,040          1,187            2,682         3,145
                                                               -------------------------------------------------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .      $   2,315       $  2,087       $    5,262     $   5,525
                                                               =======================================================

PER SHARE:
  Net income  . . . . . . . . . . . . . . . . . . . . . .            .51            .46             1.16          1.21

Common shares and equivalents . . . . . . . . . . . . . .          4,563          4,565            4,530         4,556




See accompanying Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
                       (Unaudited; Amounts In Thousands)



                                                                                                    NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               ---------------------------
                                                                                                  1997            1996
                                                                                                  ----            ----
OPERATING ACTIVITIES
  Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .               $ (6,266)       $  (6,584)
  Net cash provided by discontinued operations  . . . . . . . . . . . . . . . .                  1,298            3,759
                                                                                              -------------------------
     Net Cash Used In All Operations  . . . . . . . . . . . . . . . . . . . . .                 (4,968)          (2,825)
                                                                                              -------------------------

INVESTING ACTIVITIES
  Purchase of business, net of cash acquired  . . . . . . . . . . . . . . . . .                  1,058          (41,300)
  Sales of available for sale investments . . . . . . . . . . . . . . . . . . .                      -           21,465
  Purchases of available for sale investments . . . . . . . . . . . . . . . . .                      -          (20,341)
  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . .                 (2,070)          (2,041)
  Total from discontinued operations  . . . . . . . . . . . . . . . . . . . . .                      -             (165)
                                                                                              -------------------------
     Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . . .                 (1,012)         (42,382)
                                                                                              -------------------------
FINANCING ACTIVITIES
  Net increase in notes payable . . . . . . . . . . . . . . . . . . . . . . . .                      -           20,200
  Payment of long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                 (1,193)          (2,064)
  Additional long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .                  4,587                -
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . .                     68              974
  Acquired shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . .                    (26)            (827)
                                                                                              -------------------------
     Net Cash Provided By Financing Activities    . . . . . . . . . . . . . . .                  3,436           18,283
                                                                                              -------------------------
Increase (Decrease) in Cash and Cash Equivalents
  Continuing Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (2,559)         (30,518)
  Discontinued Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                     15            3,594
Cash and Cash Equivalents, Beginning of Period  . . . . . . . . . . . . . . . .                  4,616           29,000
                                                                                              -------------------------
Cash and Cash Equivalents, End of Period  . . . . . . . . . . . . . . . . . . .               $  2,072        $   2,076
                                                                                              =========================





See accompanying Notes to Condensed Consolidated Financial Statements.

                    FUQUA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1997


1. CORPORATE DEVELOPMENT ACTIVITIES:

   Merger: On September 5, 1997, Fuqua Enterprises, Inc. ("Fuqua") entered into an Agreement and Plan of Merger whereby Fuqua would be acquired by Graham-Field Health Products, Inc. ("Graham-Field") in a tax free exchange of
2.1 shares of Graham-Field common stock for each share of Fuqua common stock (the "Merger"). The exchange ratio is subject to upward adjustment in the event that Graham-Field's average stock price for the 10-day period ending two days prior to the Merger falls below $13.5714 and to downward adjustment in the event that the average stock price exceeds $17.6190. Accordingly, Fuqua stockholders are assured of receiving Graham-Field stock valued at not less than $28.50 nor more than $37.00 in exchange for each Fuqua share.

   The closing of the Merger, which currently is expected to occur in December 1997, is subject to customary conditions, including approval by the stockholders of both Graham-Field and Fuqua and the receipt of all necessary governmental and regulatory approvals. The principal stockholders of Fuqua, which own approximately 46% of the outstanding shares (including the Fuqua family which owns 32%), have entered into voting agreements with Graham-Field pursuant to which they have agreed to vote their shares in favor of the Merger. Graham-Field stockholders owning shares representing approximately 37% of the outstanding voting power have entered into similar voting agreements. The waiting period required by Hart-Scott-Rodino Antitrust Improvements Act expired October 25, 1997. The Merger is expected to close in December 1997.

   Acquisitions: On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the Seller have continued the arbitration proceedings which are expected to be completed by December 1997. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 Order of the New York County Supreme Court. The appeal is scheduled to be considered by the Appellate Division in the December 1997 term of court.

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

   The results of operations of the Lumex Division are included in the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 1997. The results of operations of Prism are included in the Condensed Consolidated Financial Statements for the period from acquisition date, February 26, 1997, through

September 30, 1997. The following pro forma summary presents Fuqua's consolidated results from operations as if these acquisitions had occurred on the first day of each of the respective three and nine month periods for Prism and on January 1, 1996 for the Lumex Division. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions actually been made as of those dates or the results which may occur in the future.

                                             FOR THREE MONTHS    FOR THREE MONTHS    FOR NINE MONTHS     FOR NINE MONTHS
                                                  ENDED              ENDED                ENDED              ENDED
(Amounts in Thousands, Except Share Data)   SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
--------------------------------------------------------------------------------------------------------------------------
Net sales                                   $  60,372            $  52,959           $  179,278          $  149,810
Net income                                      2,315                2,473                5,225               1,260
Net income per share                              .51                  .54                 1.15                 .28

2. PER SHARE CALCULATIONS:

   Per share calculations are based on the average number of shares outstanding plus common stock equivalents, if dilutive. Common stock equivalents include the effect of options granted to key employees under Fuqua's Stock Option Plans. Fully diluted per share calculations are not significantly different from those reported.

3. INVENTORIES:

   Inventories consisted of the following:

                                                                         SEPTEMBER 30,     DECEMBER 31,
(Amounts In Thousands)                                                        1997             1996
-------------------------------------------------------------------------------------------------------
Finished goods                                                             $ 16,663         $ 16,238
Work in progress                                                             11,238           12,338
Raw materials and supplies                                                   18,532           13,483
                                                                           --------         --------
                                                                           $ 46,433         $ 42,059
                                                                           ========         ========



4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
(Amounts In Thousands)                                                        1997             1996
----------------------------------------------------------------------------------------------------
Interest payments                                                          $  2,220         $  2,179
                                                                           --------         --------
Income tax payments                                                        $  1,364         $  2,095
                                                                           --------         --------
Issuance of debt in connection with business acquisition                   $ 19,500         $ 33,000
                                                                           --------         --------


5. CAPITAL STOCK:

   During the three months ended September 30, 1997, options for 27,000 and 2,000 shares of common stock were granted at $21.188 and $24.50 per share, respectively, no options were exercised and Fuqua acquired no shares of common stock for its treasury. During the three months ended September 30, 1996, options for 25,000 shares of common stock were granted at $24.00 per share, no shares were exercised and Fuqua acquired no shares of common stock for its treasury.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Merger: On September 5, 1997, Fuqua Enterprises, Inc. ("Fuqua") entered into an Agreement and Plan of Merger whereby Fuqua would be acquired by Graham-Field Health Products, Inc. ("Graham-Field") in a tax free exchange of
2.1 shares of Graham-Field common stock for each share of Fuqua common stock (the "Merger"). The exchange ratio is subject to upward adjustment in the event that Graham-Field's average stock price for the 10-day period ending two days prior to the Merger falls below $13.5714, and to downward adjustment in the event that the average stock price exceeds $17.6190. Accordingly, Fuqua stockholders are assured of receiving Graham-Field stock valued at not less than $28.50 nor more than $37.00 in exchange for each Fuqua share.

   The closing of the Merger, which currently is expected to occur in December 1997, is subject to customary conditions, including approval by the stockholders of both Graham-Field and Fuqua and the receipt of all necessary governmental and regulatory approvals. The principal stockholders of Fuqua, which own approximately 46% of the outstanding shares (including the Fuqua family which owns 32%), have entered into voting agreements with Graham-Field pursuant to which they have agreed to vote their shares in favor of the Merger. Graham-Field stockholders owning shares representing approximately 37% of the outstanding voting power have entered into similar voting agreements. The waiting period required by Hart-Scott-Rodino Antitrust Improvements Act expired October 25, 1997. The Merger is expected to close in December 1997.

   Acquisitions: On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million subject to a final adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that the net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the Seller have continued the arbitration proceedings which are expected to be completed by December 1997. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 Order of the New York County Supreme Court. The appeal is scheduled to be considered by the Appellate Division in the December 1997 term of court.

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

   Medical Products Operations: Net sales in the third quarter of 1997 were $26,526,000 as compared to $21,826,000 in the third quarter of 1996. The cost of sales increased from $15,322,000 in the third quarter of 1996 to $16,857,000 in the third quarter of 1997. Selling, general and administrative costs increased from $5,165,000 in the third quarter of 1996 to $6,479,000 in the third quarter of 1997. Net sales during the nine months ended September 30, 1997 were $77,321,000 as compared to $49,596,000 in the comparable period of 1996. The cost of sales during the nine months ended September 30, 1997 were $51,889,000 as compared to $35,275,000 in the nine months ended September 30, 1996. Selling, general and administrative costs increased from $11,559,000 in the nine months ended September 30, 1996 to $18,621,000 in the nine months ended September 30, 1997. The increases in net sales, cost of sales and selling, general and administrative costs are due principally to the acquisition of the Lumex Division and Prism which are included in the periods presented for 1997, but not in any (Prism) or only portions (Lumex Division) of the comparable periods of 1996.

   Inventories at September 30, 1997 were $16,875,000 as compared to $17,279,000 at December 31, 1996 and accounts receivable at September 30, 1997 were $17,653,000 as compared to $16,879,000 at December 31, 1996. The decrease in inventories resulted from improvements in operational efficiencies at the Lumex Division and Basic American Medical Products, Inc. which more than offset the addition of Prism's inventories. The increase in accounts receivable is due principally to the acquisition of Prism.

   Capital expenditures for the Medical Products Operations were $886,000 in the third quarter of 1997 as compared to $459,000 in the third quarter of 1996. Capital expenditures were $1,830,000 in the first nine months of 1997 as compared to $805,000 in the first nine months of 1996. Capital expenditures are expected to be approximately $1,950,000 for the entire year of 1997. Depreciation and amortization expense for the third quarter of 1997 was $973,000 as compared to $681,000 in the third quarter of 1996. Depreciation and amortization expense was $1,830,000 in the first nine months of 1997 as compared to $1,529,000 in the first nine months of 1996.

   Leather Operations: Net sales of the Leather Operations increased $6,067,000 or 21.8% in the third quarter of 1997 versus the comparable period of 1996, principally as a result of increased quantities of leather sold. Net sales of the Leather Operations increased $23,981,000 or 31.0% in the first nine months of 1997 as compared to the first nine months of 1996. Sales to foreign customers represented 39.0% of net sales in the third quarter of 1997 as compared to 34.9% of net sales in the third quarter of 1996.

   The profit margin decreased to 5.2% of sales in the third quarter of 1997 from 11.2% in the comparable period of 1996 and decreased to 5.5% of sales in the first nine months of 1997 from 11.2% in the comparable period of 1996, primarily due to the reduction of raw material hide inventories which were acquired when prices were higher and a temporary reduction in shipments to a significant customer in 1997.

   Selling, general and administrative expenses decreased $124,000 or 6.8% in the third quarter of 1997 as compared to the third quarter of 1996, representing 5.0% of net sales and 6.6% in the comparable period of 1996 due principally to Irving Tanning Company's operations in China. Selling, general and administrative expenses in the first nine months of 1997 were $6,123,000, which represented an increase of $617,000 or 11.2% compared to the first nine months of 1996. The increase in selling, general and administrative expenses was principally due to increased selling expenses associated with higher levels of foreign sales.

   Accounts receivable increased to $24,766,000 at September 30, 1997, as compared to $15,803,000 at December 31, 1996. Inventories increased 19.3%, from $24,780,000 at December 31, 1996 to $29,558,000 at September 30, 1997.
The increases in accounts receivable and inventories were due principally to seasonal factors.

   Capital expenditures for the Leather Operations were $453,000 in the third quarter of 1997 and $1,295,000 in the first nine months of 1997, and are expected to be approximately $1,765,000 for the entire year of 1997. Depreciation expense for the Leather Operations in the third quarter of 1997 was $421,000 as compared to $432,000 in the comparable period of 1996. Depreciation expense was $1,269,000 in the first nine months of 1997 as compared to $1,324,000 in the comparable period of 1996.

   Corporate Office Operations: Investment income in the third quarter of 1997 was $54,000 as compared to $564,000 in the comparable period of 1996. Investment income in the first nine months of 1997 was $129,000 as compared to $1,831,000 in the first nine months of 1996. The decrease in investment income in 1997 reflects the lower levels of funds available for investment as a result of business acquisitions.

   Interest expense in the third quarter of 1997 was $776,000 as compared to $862,000 in the comparable period of 1996 and was $2,307,000 in the first nine months of 1997 as compared to $1,956,000 in the first nine months of 1996, reflecting higher interest costs and fees associated with a larger amount of outstanding debt arising from the acquisitions of the Lumex Division and Prism.

   General and administrative expenses for corporate office activities were $859,000 in the third quarter of 1997 as compared to $892,000 in the comparable period of 1996 and were $2,238,000 in the first nine months of 1997 as compared to $2,617,000 in the first nine months of 1996. The decrease resulted mainly from costs and expenses associated with higher 1996 corporate development activities as compared to such activities during 1997.

   Recent Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Fuqua will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Since Fuqua does not have a significant amount of common stock equivalents, the impact of Statement No. 128 on the calculation of earnings per share for the quarter and nine-month period ended September 30, 1997 is not material.

   Statement of Financial Accounting Standards No. 130 ("Statement No. 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Statement of Financial Accounting Standards No. 131 establishes standards for disclosures of segment information about products and services, geographic areas, major customers, and certain interim disclosures of segment information which is not required by accounting standards currently applied by Fuqua.
These statements are required to be adopted by Fuqua as of January 1, 1998. Fuqua does not anticipate that Statements No. 130 and No. 131 will have a material impact on Fuqua's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

   At September 30, 1997, Fuqua had $2,072,000 in cash and cash equivalents and $45,000,000 in borrowing capacity under Fuqua's Revolving Credit Facility. Management believes that Fuqua has adequate resources and borrowing capacity to meet its obligations when due and to pursue its corporate development activities.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

   On April 3, 1996, Fuqua acquired the medical products operations of Lumex, Inc. (the "Lumex Division") from Cybex International, Inc. (formerly Lumex, Inc., the "Seller"). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment as provided in the asset sale agreement. The final purchase price adjustment is in dispute and is being resolved through arbitration. Fuqua submitted its initial position statement to the arbitrator in March 1997, which claimed that net assets at the closing date were overstated by $9.3 million. In March 1997, Fuqua gave notice to the Seller to preserve Fuqua's indemnification rights provided in the asset sale agreement. On April 18, 1997, the Seller obtained an interim stay of the arbitration proceedings, pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the Seller to proceed to arbitration forthwith. On June 10, 1997, the Seller filed a motion for a stay of arbitration pending the hearing and determination of the Seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the Seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the Seller have continued the arbitration proceedings which are expected to be completed by December 1997. On August 4, 1997, the Seller filed its brief with the Appellate Division in connection with the Seller's appeal of the May 9, 1997 Order of the New York County Supreme Court. The appeal is scheduled to be considered by the Appellate Division in the December 1997 term of court.

   OSHA Matter: By a Settlement Agreement dated September 5, 1996, the Lumex Division agreed to accept two serious and one other than serious citations alleging violations of regulations promulgated under the Occupational Safety and Health Act relating to machine guarding at its Bay Shore, New York facility, along with the total penalty of $1,013. As part of that Settlement Agreement, the Lumex Division agreed to an abatement schedule to install guarding on other machines at the Bay Shore, New York facility. On August 8, 1997, the Occupational Safety and Health Administration ("OSHA") issued a Notification of Failure to Abate Alleged Violations against the Lumex Division regarding the Bay Shore facility, proposing a penalty of $178,500. Also on August 8, 1997, OSHA issued one serious and one willful citation against the Lumex Division regarding the Bayshore facility, proposing a penalty of $115,500. By letter dated August 28, 1997, the Lumex Division contested the August 8, 1997 Notification of Failure to Abate Alleged Violations and citations.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Listing of Exhibits

          2(a) Agreement and Plan of Merger by and among Graham-Field Health Products, Inc., GFHP Acquisition Corp., and Fuqua dated as of September 5, 1997 (Incorporated by reference from Fuqua's Current Report on Form 8-K dated September 5, 1997).

          2(b) Amendment No. 1, dated as of September 29, 1997, to the Agreement and Plan of Merger by and among Graham-Field Health Products, Inc., GFHP Acquisition Corp., and Fuqua dated as of September 5, 1997.

          10 Letter Agreement dated September 5, 1997 by and among J. B. Fuqua, J. Rex Fuqua, Graham-Field Health Products, Inc., GFHP Acquisition Corp. and Fuqua.

          11     Statement of Computation of Earnings Per Share

          27     Financial Data Schedule (for SEC use only) Article 5

  (b)  Reports on Form 8-K

                 A report on Form 8-K dated September 5, 1997 was filed announcing the execution of the Agreement and Plan of Merger by and among Graham-Field Health Products, Inc., GFHP Acquisition Corp., and Fuqua.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FUQUA ENTERPRISES, INC.
                                           REGISTRANT


                                        s/s Brady W. Mullinax, Jr.
                                        --------------------------------------
                                        Brady W. Mullinax, Jr., Vice President-Finance,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting Officer
                                        and Executive Officer duly authorized to sign
                                        on behalf of the registrant)



Date:  November 14, 1997